Form 10-Q
period 2000-03-31
COSMOZ COM INC/CA
filed 2000-05-15
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 For the quarterly period ended 03/31/2000.

or

[ ] Transition  report  pursuant  to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934 For the transition period [n/a].

Commission file number: 0-28377
 -------------------------------------------------------------------------------
                                COSMOZ.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)
 -------------------------------------------------------------------------------

                               Delaware 94-3319536

 -------------------------------------------------------------------------------
                         (State  or  other  jurisdiction  of  (I.R.S.   Employer
                        incorporation or organization) Identification No.)

                        1515 S. El Camino Real, Suite 100
                           San Mateo, California 94402
                    (Address of principal executive offices)

                                  650/358-1188

                         Registrant's telephone number)
 -------------------------------------------------------------------------------
                                 Former Address:

                         55 Hawthorne Street, Suite 550

                             San Francisco, CA 94105

 -------------------------------------------------------------------------------
                        (Former name, former address and
                             former fiscal year, if

                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: X   No:_____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes:____          No:____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

61,334,546

                          Part I--Financial Information

Item I. Financial Statements.

                                COSMOZ.COM, INC.
                           Consolidated Balance Sheets
                        March 31, 2000 and June 30, 1999

                                                     March 31,       June 30,
                                                      2000             1999
                                                   -----------      -----------
                                                    (UNAUDITED)      (AUDITED)
                               ASSETS
                               ------

Current Assets:
    Cash and cash equivalents                      $   209,085      $   424,781
    Short-term investments
    in marketable securities                            46,069        1,565,270
    Accounts receivable - trade, net                     5,715           24,846
    Prepaid expenses                                   173,167             --
    Note receivable - related party                       --            900,000
    Amounts due from shareholders                         --            188,142
                                                   -----------      -----------

       Total Current Assets                            434,036        3,103,039
                                                   -----------      -----------

Property and Equipment

    Office furniture                                    54,009           13,127
    Leasehold Improvements                               9,285             --
    Equipment                                          151,807           55,519
                                                   -----------      -----------
                                                       215,101           68,646

    Accumulated depreciation                           (20,349)          (1,136)
                                                   -----------      -----------

       Total Property and Equipment                    194,752           67,510
                                                   -----------      -----------

Other Assets:
    Long-term investments                              585,981          145,000
    Deposits                                            44,086           18,486
    Intangible assets, net                           3,852,872        1,092,943
                                                   -----------      -----------

       Total Other Assets                            4,482,939        1,256,429
                                                   -----------      -----------

          Total Assets                             $ 5,111,727      $ 4,426,978
                                                   ===========      ===========


          See accompanying notes to consolidated financial statements.


                                COSMOZ.COM, INC.
                     Consolidated Balance Sheets (Continued)
                        March 31, 2000 and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                 March 31,     June 30,
                                                                  2000          1999
                                                             ------------    ------------
                                                               (UNAUDITED)     (AUDITED)

Current Liabilities:
     Accounts payable                                        $    179,595    $     81,849
     Reserve for discontinued operations                           85,623          85,623
     Accrued expenses - discontinued operations                   116,696         116,696
     Accrued expenses and other current liabilities               404,898         162,320
     Due to related parties                                       250,000         596,875
     Notes payable - other                                         14,589          14,589
                                                             ------------    ------------

        Total Current Liabilities                               1,051,401       1,057,952
                                                             ------------    ------------


Stockholders' Equity

     Preferred stock, $0.001 par value;
        50,000,000 shares authorized;
        none issued or outstanding                                   --              --
     Common stock, $0.001 par value;
        200,000,000 shares authorized;
        61,334,546 and 58,899,546 issued
        and outstanding respectively                               61,334          58,899
     Additional paid-in-capital                                13,167,887       9,259,417
     Accumulated other comprehensive
        income (loss)                                             (23,159)        (45,592)
     Accumulated deficit                                       (9,145,736)     (5,903,698)
                                                             ------------    ------------

   Total Stockholders' Equity                                   4,060,326       3,369,026
                                                             ------------    ------------

    Total Liabilities and Stockholders' Equity               $  5,111,727    $  4,426,978
                                                             ============    ============


          See accompanying notes to consolidated financial statements.


        Consolidated Statement of Operations For the three months and the nine months ended March 31, 1999 and
                                 March 31, 2000

                                                               three months ended             nine months ended
                                                                    March 31,                      March 31,
                                                            1999                2000          1999           2000
                                                            ----                ----          ----           ----
                                                                                  (UNAUDITED)
Revenues:
    Revenues                                            $        498    $    153,509    $        498    $    270,363

    Costs of revenues                                           --            33,500            --            33,500

       Net revenues                                              498         120,009             498         236,863

Operating Expenses:
    Sales and marketing                                         --           239,689            --           659,439
    Product development                                       30,000         165,839          30,000         369,822
    General and administrative                               112,396         635,554         112,396       1,944,133
    Amortization of intangibles                                 --           151,385            --           359,263
    Non-recurring costs - acquisitions                          --              --              --           100,462
    Depreciation and amortization                               --             8,781            --            21,160

       Total operating expenses                              142,396       1,201,248         142,396       3,454,279

       Loss from operations                                 (141,898)     (1,081,239)       (141,898)     (3,217,416)

Other Income (loss):
    Investment loss                                             --           (48,206)           --           (48,206)
    Loss on disposal of fixed assets                            --            (4,103)           --            (4,103)
    Interest income                                              486           1,422            --             5,811
    Interest expense                                            --            (2,529)           --            (2,660)
    Dividend income                                             --             1,245            --            24,534

       Total other income                                        486         (52,171)           --           (24,624)

    Net loss before taxes                                   (141,412)     (1,133,410)       (141,898)     (3,242,040)

       Provision for income tax                                 --              --              --              --

    Loss after income taxes from operations                 (141,412)     (1,133,410)       (141,898)     (3,242,040)


       Net loss                                         $   (141,412)   $ (1,133,410)   $   (141,898)   $ (3,242,040)


Net loss per share:

    Net loss per share - basic                          $     (0.003)   $     (0.018)   $     (0.003)   $     (0.530)

    Net loss per share - diluted                        $     (0.003)   $     (0.017)   $     (0.003)   $     (0.050)

    Shares used in per share calculation -                44,772,046      61,279,546      43,757,046       6,112,782
    basic

    Shares used in per share calculation -                51,272,046      65,542,796      50,257,046      65,376,032
    diluted



                Consolidated Statement of Operations (Continued)

                                                               three months ended                 nine months ended
                                                                    March 31,                        March 31,
                                                             1999                2000         1999                 2000
                                                                                     (UNAUDITED)
          Discontinued operations:
Revenues:
    Sales                                             $           --               --     $     64,769    $          --
    Franchise fees                                                --               --             --                 --

    Less costs of revenues                                        --               --          (16,016)              --

          Gross profit                                            --               --           48,753               --

Operating expenses:
    Personnel                                                     --               --           20,855               --
    General and Administrative                                    --               --           97,808               --

       Operating expenses                                         --               --          118,663               --

       Loss on disposal of
          operations, including a
          provision of $98,685 for loss                           --               --          227,535               --
          contingency

       Loss before taxes                                          --               --         (297,445)              --

    Provision for income tax                                      --               --             --                 --

       Net loss from discontinued operations                      --               --         (297,445)              --

          Net loss                                    $           --     $         --     $   (297,445)   $          --


Net loss per share:

    Net loss per share - basic and                    $           --     $         --     $     (0.007)   $          --
    diluted

    Shares used in per share calculation -                        --               --       41,348,546               --
    basic and diluted



                                 COSMOZ.COM, INC.
                      Consolidated Statement of Changes in
                              Shareholders' Equity
                 for the nine month period ended March 31, 2000

                                                                                                                  Additional

                                                                Preferred Stock             Common Stock           Paid-in
                                                            Shares        Amount       Shares         Amount        Capital
                                                            ------        ------       ------         ------        -------

Balance June 30,1999
   Comprehensive income (loss)                                --      $      --       58,899,546   $    58,899   $ 9,259,417
   Net loss from operations during the period                 --             --             --            --            --
   Net unrealized gain on securities                          --             --             --            --            --
   Issuance of commons stock for acquisition                  --             --          550,000           550     1,114,800
   Issuance of common stock for services                      --             --           100,00           100       204,585
   Compensation expense recognized on grants                  --             --             --            --         201,400

Balance, September 30, 1999
   Comprehensive income (loss)                                --             --       59,549,546        59,549    10,780,202
   Net loss from operations during the period                 --             --             --            --            --
   Net unrealized gain on securities                          --             --             --            --            --
   Issuance of commons stock for acquisition                  --             --        1,225,000         1,225     1,721,370
   Issuance of common stock for services                      --             --          260,000           260       310,365

Balance, December 31, 1999
   Comprehensive income (loss)                                --      $      --       61,034,546   $    61,034   $12,811,937
   Net loss from operations during the period                 --             --             --            --            --
   Net unrealized gain on securities                          --             --             --            --            --
   Issuance of commons stock for acquisition                  --             --          250,000           250       281,000
   Issuance of common stock for services                      --             --           50,000            50        74,950

Balance, March 31, 2000                                       --      $      --       61,334,546   $    61,334   $13,167,887



                                COSMOZ.COM, INC.
                      Consolidated Statement of Changes in
                              Shareholders' Equity
                 for the nine month period ended March 31, 2000
                                 (continued)


                                                        Accumulated
                                                          Other                                Total
                                                       Comprehensive      Accumulated       Shareholders'     Comprehensive
                                                       Income (loss)        Deficit            Equity         Income (loss)
                                                       -------------        -------            ------         -------------
Balance, June 30, 1999
   Comprehensive income (loss)                          $   (45,592)       $(5,903,698)       $ 3,369,026       $(1,353,0651)
   Net loss from operations during the period                  --             (823,269)          (823,269)          (823,269)
   Net unrealized gain on securities                         44,375               --               44,375             44,375
   Issuance of commons stock for acquisition                   --                 --            1,115,350               --
   Issuance of common stock for services                       --                 --              204,685               --
   Compensation expense recognized on grants                   --                 --              201,400               --

Balance, September 30, 1999
   Comprehensive income (loss)                               (1,217)        (6,726,967)         4,111,567           (778,894)
   Net loss from operations during the period                  --           (1,285,360)        (1,285,360)        (1,285,360)
   Net unrealized gain on securities                          6,020               --                6,020              6,020
   Issuance of commons stock for acquisition                   --                 --            1,722,595               --
   Issuance of common stock for services                       --                 --              310,625               --

Balance, December 31, 1999
   Comprehensive income (loss)                          $     4,803        $(8,012,327)       $ 4,865,447       $ (2,058,234)
   Net loss from operations during the period                  --           (1,133,409)        (1,133,409)        (1,133,409)
   Net unrealized gain on securities                        (27,962)              --              (27,962)           (27,962)
   Issuance of commons stock for acquisition                   --                 --              281,250               --
   Issuance of common stock for services                       --                 --               75,000               --

Balance, March 31, 2000                                 $   (23,159)       $(9,145,736)       $ 4,060,326       $ (3,219,605)


                                COSMOZ.COM, INC.
            Consolidated Statements of Cash Flows For the nine months
                          ended March 31, 2000 and 1999

                                                                        2000          1999
                                                                     -----------    -----------
Operating Activities:
     Net Loss                                                        $(3,242,040)   $  (439,343)
Adjustments to reconcile net (loss) to
 net cash provided by (used in) operating activities:
         Intangible amortization                                         359,263           --
         Stock compensation                                              201,400           --
         Amortization and depreciation                                    21,160           --
         Issuance of common stock for cash and services                  589,900        817,868
         Decrease in investment                                           39,019           --
         Currency translation                                               --            7,079

Changes in operating assets and liabilities:

     Accounts receivable - trade, net                                     19,131          8,322
     Inventory                                                              --           16,583
     Reserve for discontinued operations                                    --           98,039
     Accrued expenses -discontinued operations                              --             (618)
     Prepaid expenses                                                   (173,167)          --
     Accounts payable                                                     97,746         26,374
     Deposits                                                            (25,600)      (200,000)
     Accrued expenses and other current liabilities                      242,578           --
                                                                     -----------    -----------

         Net cash used in operating activities                        (1,870,610)       334,304
                                                                     -----------    -----------

Investing activities:

     Sale of marketable securities                                     1,541,637           --
     Other investments                                                  (480,000)          --
     Disposal of property and equipment                                     --          124,596
     Purchases of property and equipment                                (147,990)          --
                                                                     -----------    -----------

         Net cash provided by investing activities                       913,647        124,596
                                                                     -----------    -----------

Financing activities:
     Payments received on note receivable - related party                900,000           --
     Payments on amounts due to related parties                         (158,733)          --
                                                                     -----------    -----------

         Net cash provided by financing activities                       741,267           --
                                                                     -----------    -----------

         (Decrease) increase in cash and cash equivalents               (215,696)       458,900

Cash and cash equivalents, beginning of period                           424,781         42,946
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $   209,085    $   501,846
                                                                     ===========    ===========


         Consolidated Statements of Cash Flows (Continued) For the nine months ended March 31, 2000 and 1999

Supplemental disclosures of cash flow information:
     Cash paid during the period for
         Interest                                                                         $       131    $               --
         Taxes                                                                            $      --      $               --


The following noncash transactions occurred during the year ended June 30, 1999:

     Acquisition of StreetIQ.com, Inc.
         Intangibles                                                                      $   800,200    $               --
         Issuance of common stock for acquisition                                            (800,200)                   --
                                                                                          -----------    --------------------

             Cash received                                                                $      --      $               --
                                                                                          ===========    ====================

     Acquisition of MBMagic, Inc.
         Intangibles                                                                      $   315,150    $               --
         Issuance of common stock for acquisition                                            (315,150)                   --
                                                                                          -----------    --------------------

             Cash received                                                                $      --      $               --
                                                                                          ===========    ====================

     Acquisition of iTrack.com, Inc.
         Intangibles                                                                      $ 1,722,595    $               --
         Issuance of common stock for acquisition                                          (1,722,595)                   --
                                                                                          -----------    --------------------

             Cash received                                                                $      --      $               --
                                                                                          ===========    ====================

     Acquisition of Ivory Acquisition Corporation

         Intangibles                                                                          281,250    $               --

         Issuance of common stock for acquisition                                            (281,250)                   --
                                                                                          -----------    --------------------

             Cash received                                                                $      --      $               --
                                                                                          ===========    ====================

Notes to the Financial Statements

1. Summary of Significant Accounting Policies.
----------------------------------------------

         A. General Description of Business.

Cosmoz.com, Inc.("Cosmoz" or the "Company"), a Delaware corporation, http://www.cosmoz.com) is an Internet holding and incubator company that funds, acquires, and develops Internet companies. The company provides strategic consulting, business services, and seed capital to emerging companies that are developing Internet Websites or Web-enabling technologies. The company also showcases its portfolio of holdings through a consumer-friendly marketing portal.

         The Company was incorporated in Delaware on October 15, 1996, as MIS International, Inc., which merged with MIS Multimedia Interactive Services Inc., a Canadian corporation, as of July 1, 1997. MIS Multimedia Interactive Services, Inc., and its subsidiaries (Pretzel Franchising, Inc. ("PFI") and Wheel to Wheel Franchising, Inc. ("WTW") were engaged in the business of developing and selling franchises. WTW concentrated on the marketing of franchises for automotive service centers that used recycled automotive parts, and it operated an automotive service center in Ontario, Canada. PFI concentrated on the marketing of franchises for "Pretzel Twister", and it operated a store in Toronto, Ontario. These two Canadian entities are inactive as of September 30, 1998.

         During the nine months ended March 31, 2000, the Company consummated the acquisitions of Ivory Acquisition Corporation, StreetIQ, Inc., iTrack, Inc., and the remaining 51% interest in MB Technologies, Inc. The shareholders of these corporations exchanged all of their shares for shares of the Company's Common Stock in business combinations that were accounted for under the purchase method, with the exception of the acquisition of Ivory Acquisition Corporation, which was accounted for under the pooling of interest method.

         The Company's wholly-owned Internet properties include:

o BuckInvestor.com, Inc. (www.buckinvestor.com), which provides financial and investment information in a format targeted to investors under the age of 35; o KingFine, Inc. (www.monsterpick.com), which operates an investment content website and online message boards targeted to active investors; o MB Technologies, Inc. (www.tickerzone.com), a message board community solutions provider; o StreetIQ, Inc. (www.streetiq.com), which provides focused online investment information and a community for women; o iTrack, Inc. (www.itrack.com), operates an online auction monitoring service that allows consumers to track specific products on the various online auction houses; and o Other Company Internet properties include www.monsterquote.com; www.profitwire.com; www.financialcontent.com; www.casinowhiz.com; and www.cosmozmall.com.

         B. Basis of Presentation and Organization.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31 included herein.

         These financial statements represent the financial activity of Cosmoz.com, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTC BB"). In December 1998, the Company changed its focus from operating and franchising pretzel kiosks, retail stores and an automotive service center (as described above) to investments and acquisitions of Internet-related businesses and web-based technologies. The Company's Internet acquisitions offer both a content source and an application source for investors.

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The equity and net loss attributable to the minority shareholder interests that related to the Company's subsidiaries are shown separately in the consolidated balance sheet and consolidated statement of operations, respectively. Losses in excess of the minority interest in equity would be charged against the Company.

         These financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended June 30, 1999, (refer to Exhibit A). The results of operations for the nine month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending June 30, 2000.

         C. Cash and Cash Equivalents, Short and Long-Term Investments.

         For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

         The Company often receives revenue from its ProfitWire Media Group division ("ProfitWire", further described below) in the form of shares of stock in lieu of cash. The Company treats such revenues as cash, and not as investments. The Company maintains such positions only for a short time.

         The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

         D. Property and Equipment.

         Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. The cost and related accumulated depreciation of all property and equipment retired or otherwise disposed of are removed from the accounts. Any gain or loss is recognized in the current period. Various accelerated methods are used for tax purposes. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

         Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of the assets are added to the property and equipment.

         E. Revenue Recognition.

         The Company's revenues are derived principally from two sources. The first source is the sale of banner and sponsorship advertisements that appear on the Company's website properties. Sponsorship advertising contracts have longer terms (ranging from one month to one year) than standard banner advertising contracts and also involve more integration with Cosmoz services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertising is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable.

         The Company has agreements that provide revenue from electronic commerce transactions. These revenues are recognized by the Company upon notification from the advertiser of revenues earned by Cosmoz.

         The Company's second source of revenues is the distribution of advertisements and reports on behalf of growth stock companies via electronic mail to the Company's opt-in email distribution list garnered from its family of investment-related websites. This revenue source is derived from ProfitWire, a recently created division.

         F. Product and Web-site Development.

         Costs incurred in the development of new products or properties and enhancements to existing products are charged to expense as incurred. Material software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Technological feasibility is determined based on the completion of a working model. The Company has not incurred material software development costs and accordingly has not capitalized any software development costs.

         G. Marketable Securities.

         The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax recorded in shareholders' equity. The Company invests its excess cash in mutual funds and equity securities traded on national stock markets. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of March 31, 2000, the Company recorded a net unrealized loss of $5,954.00 on these types of investments.

         The Company invests in equity instruments of privately held, Internet and information technology companies for business and strategic purposes. These investments are included in other long-term assets and when ownership interest is less than 20% are accounted for under the cost method. For these non-quoted investments, the Company's policy is to regularly review such investments and the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicated that such assets might be impaired. To date, investment expenses have been recorded.

         H. Use of Estimates.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect reserves for discontinued operations, deferred income tax assets and reserve for discontinued operations. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

         I. Earnings per Share.

         The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with basic EPS, and fully diluted EPS with diluted EPS. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The diluted EPS calculation gives effect to all financial securities and instruments that potentially convert into common shares, such as stock options or warrants, which were outstanding during the period. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted EPS calculations.

         J. Segments of an Enterprise and Related Information.

         The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has reported its franchising operations in Canada as discontinued operations, and the results of its Internet operations as continuing operations.

         K. Comprehensive Income.

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

         L. Business Risks and Credit Concentrations.

         The Company operates in the Internet-Portal industry segment, which is relatively new, rapidly evolving and highly competitive. The Company relies on third-party suppliers of topical and relevant information content. There can be no assurance that the Company will be able to continue product development and secure content sufficient to support its operations. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents, and short and long-term investments are managed by two financial institutions. Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts when necessary. Management estimates that no such reserves are warranted at March 31, 2000.

         M. Foreign Currency and International Operations.

         The functional currency of the Company's international subsidiaries, PFI and WTW, is the Canadian dollar. The financial statements of these subsidiaries are translated to US dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange rate changes are included in the consolidated statement of operations and were not significant during the periods presented. There were no foreign exchange transactions during the nine month period ended March 31, 2000. Foreign operations were discontinued as of August 1998, and there are no foreign assets as of December 31, 1998.

         N. Recent Accounting Pronouncements.

         The FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, effective for fiscal years beginning after June 15, 1999. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current period financial statements. The American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 and it deemed to not have a material impact on the financial statements and related disclosures.

         O. Intangibles .

         Intangible assets consist of goodwill and are being amortized on a straight-line basis over 7 years.

2. Investments.
---------------

         At March 31, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:


                  Gross Amortized     Gross Unrealized           Gross Unrealized Estimated Fair
                  Cost                Gain                       Loss                      Value
---------------------------------------------------------------------------------------------------
Mutual Funds      $  4,142              $47                                                $  4,189

Corporate equity
securities,

privately-held    $ 47,880                                        $6,000                   $ 41,880
                  $625,000                                       $39,019                   $585.981
---------------------------------------------------------------------------------------------------
Total             $677,022              $47                      $45,019                   $632,050



         Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

         The Company made an investment of $375,000 in preferred stock of iPing, Inc. ("iPing"), a New York- based Internet company that operates MrWakeup.com. MrWakeup.com allows computer users to send or receive customized phone calls containing headline news, horoscopes and weather from the Internet at a requested time. The Company's investment in iPing amounted to less than a 20% equity interest.

3. Stock Option Plan.
---------------------

         The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company.
Non-statutory stock options issued as of March 31, 2000 are summarized as follows:


                                    Options Outstanding                Weighted Average Price per Share
                                    -------------------                --------------------------------
Balance as of June 30, 1999           200,000                                     $1.25
Options granted                     1,273,500                                     $3.32
Options canceled                      825,000                                     $3.18
Options exercised                           0                                         0
Balance at March 21, 2000             648,500                                     $0.82

The non-statutory stock options are for periods of three to four years. Options to purchase 263,000 shares were vested as of March 31, 2000.

         Through March 31, 2000, the Company recorded compensation expense related to certain stock options issued with exercise prices below fair market value of the related common stock. Under APB-25, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the measurement date. This is referred to as the intrinsic value method. The Company recorded compensation expense in the amount of $201,400 for the nine-month period ending March 31, 2000.

         Options are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

         On October 15, 1999, options granted to CEO Wilfred Shaw in the amount of 2,500,000 shares expired without being exercised.

         On November 17, 1999, the Company's board of directors approved the Cosmoz.com, Inc. 1999 Stock Option Plan (the "Plan"). On December 20, 1999, the Company's shareholders, at the Company's annual meeting, approved the Plan, and authorized a pool of 6,000,000 shares of common stock to be issued according to the Plan.

4. Acquisitions.
----------------

         On January 5, 2000, the Company concluded the acquisition of Ivory Acquisition Corporation ("Ivory"), a fully reporting company under regulation 12(g) of the Securities Exchange Act of 1934. Ivory has no material assets or liabilities. The business combination will be accounted for under the pooling method of accounting. The operations of Ivory previous to the acquisition date were de minimis.

         The Company paid the transaction costs of acquisition and initial filing in the amount of $100,000, and issued 250,000 shares of its common stock in connection with the acquisition.

 The acquisition was accounted for as a purchase in accordance with the provisions of APB 16.

5. Discontinued Operations.
---------------------------

         The Company's management and its Board of Directors decided to discontinue operations in Canada in July 1998. Operations in Canada consisted of operating and franchising "Pretzel Twister" stores, and the operation of an automotive service center "Wheel to Wheel". To implement this decision, the Company concluded the following transactions:

         A. On August 31, 1998, the Company abandoned all operations of Wheel to Wheel, including its facilities lease. The Company disposed of the assets of the Wheel to Wheel store and used the proceeds to settle liabilities to the extent of available funds.

         B. In July 1998, the Company abandoned all operations of Pretzel Franchising, Inc. The Company informed its franchisees that PFI will cease to operate, and the Company-operated store in Toronto, Ontario was closed.

         In consideration of the issues listed above, the Company continues to maintain a reserve for potential loss contingencies from discontinued operations of approximately $85,000. There are no assets from discontinued operations on the balance sheet. The liabilities attributable to discontinued operations are identified as such on the balance sheet.

6. Common Stock Transactions.
-----------------------------

         On January 10, 2000, the Company issued 3,375,000 shares of its common stock having a market value of $4,218,750 to three executive officers, who are also directors of the Company, and to one employee. This distribution was made to secure the services of these officers and employee, and to serve as a continuing incentive to remain with the Company. These officers and one employee subsequently canceled all 3,375,000 shares (see "Subsequent Events", below).

         The Company issued 50,000 shares of its common stock to an individual in lieu of cash compensation which had a market value of $75,000.00 in exchange for drafting weekly articles for publishing on the Company's websites. The Company also issued common stock to individuals and companies in lieu of cash compensation.

         The Company has issued outstanding warrants to purchase 4,000,000 shares of its common stock at an exercise price of $0.75. The warrants expire on February 9, 2002.

7. Related Party Transactions.
------------------------------

The following transactions occurred between the Company and certain related parties:

     A. Asia Pacific Ventures. Asia Pacific Ventures ("APV") is a Hong Kong-based company, and its authorized representative was Wilfred Shaw, the current CEO of Cosmoz. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Cosmoz on loans made by APV to the Company. APV holds 9.27% of the Company's common stock, and APV's current authorized representative is a family member of Wilfred Shaw, current CEO of the Company. The amount due from the shareholder at June 30, 1999 totaling $188,142 was paid in full on January 21, 2000.

     B. Wilfred Shaw. The following transactions took place between the Company and Wilfred Shaw, the CEO and Chairman of the Board of Directors: The Company repaid to Mr. Shaw $596,875 in the form of publicly traded securities for full settlement of the outstanding debt of the Company to Mr. Shaw. The borrowing did not bear any interest. Mr. Shaw repaid the Company $900,000 for full settlement of the advances made to him by the Company. The loan to Mr. Shaw did not bear any interest. Mr. Shaw has been performing the duties of President and CEO of Cosmoz starting July 1, 1998 to December 31, 1999, and he has received no remuneration for his services. He has performed these services pro bono.

     Mr. Shaw also did not receive any compensation for the period starting July 1, 1998 to December 31, 1999 for serving as the Chairman of the Board of Directors. Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

     C. Sharpmanagement.com, LLC. On January 10, 2000, the Company issued 1,250,000 shares of the Company's common stock that had a market value of $1,562,500.00 to Sharpmanagment.com, LLC ("SharpManagement"). SharpManagement is 100% owned by Wilfred Shaw. The Company issued the shares to SharpManagement to secure the services of Wilfred Shaw as CEO and Director of the Company. SharpManagement subsequently canceled the shares (see "Subsequent Events", below).

     D. Amounts Due to Related Parties. In February, 2000, Asia Pacific Ventures, a related party, advanced to the Company $250,000.00. The note payable is due upon demand and bears an annual interest rate of 12%.

8. Commitments and Contingencies.
---------------------------------

         A. Legal. The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

         B. Operating Leases. The Company signed a lease termination agreement on March 27, 2000 with G & I Howard, LLC in connection with its previously leased principal office at 55 Hawthorne Street, Suite 550, San Francisco, California, 94105. The Company paid a $3,081.00 termination fee. The lease termination agreement constitutes a full and final accord and satisfaction and general release from any and all obligations and liabilities in connection with the lease.

         On March 1, 2000, the Company's principal executive offices relocated to a 5,900 square foot facility at 1515 So. El Camino Real, Suite 100, San Mateo, California 94402. The Company leases the facility under a 3-year agreement that terminates on February 28, 2003, with no renewal option. The aggregate annual rental rate for the entire facility for the first, second, and third years of the lease term is $248,094, $255,182, and $262,271, respectively. The Company is also obligated to pay 33.34% of increases in operating expenses and property taxes paid or incurred by the landlord in the second and third years of the lease term. All operations including system development, control, and maintenance are performed at this facility.

9. Going Concern Uncertainties.
-------------------------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity financing.

         In view of these matters, management believes that actions presently being taken to expand the Company's operations and to continue its web-site development activity provide the opportunity for the Company to return to profitability. The Company is currently in negotiations to obtain additional equity financing, which enable it to achieve its strategic objectives.

         The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10. Subsequent Events.
----------------------

         A. Cancellation of Prior Stock Grant. As described above, on January 10, 2000, the Company issued 3,375,000 shares of its common stock having a market value of $4,218,750 to three executive officers, who are also directors of the Company (including SharpManagement, LLC), and to one employee. This distribution was made to secure the services of these officers and employee, and to serve as a continuing incentive to remain with the Company. On or about May 11, 2000, these officers and one employee executed written agreements agreeing to cancel all 3,375,000 shares. In consideration for such cancellation, the board has proposed that option grants in the aggregate amount of 4,367,466 options be granted under the Company's 1999 Stock Option Plan (the "Plan") to these officers and one employee.

         B. Stock Option Grants. On April 17, 2000, the Company's board of directors granted an aggregate amount of 617,502 options to purchase the Company's common stock. The grants were made pursuant to the Plan. 367,502 of the options were Incentive Stock Options granted to full-time employees of the Company, and 250,000 were Non-Statutory Stock Options granted to an outside director in order to secure his services.

         C. IPing Acquisition. On May 2, 2000, iPing, Inc. ("iPing") was acquired by eCal Corporation ("eCal").

         D. Tupelo Investment Co., Ltd. ("Tupelo"). The Company is currently negotiating the sale of approximately 3,030,030 shares of the Company's restricted common stock to Tupelo. Under the agreement, Tupelo would purchase the shares at a discount from market prices and Tupelo would have registration rights.

Item 2. M D & A
---------------

Cosmoz.com, Inc. ( "Cosmoz" or the "Company") reported a net loss for the three months ended March 31, 2000 of $1,133,410 as compared to net loss of $141,412 for the three months ended March 31, 1999. The net loss increase of $991,998 is attributable to an increase in sales and marketing of $239,689, an increase in product development of $135,839, an increase in general and administrative expenses of $523,158, an increase in depreciation and amortization of $160,166,an increase in net interest expense of $348, an increase in investment loss of $48,206, an increase in disposal of fixed assets due to relocation for $4,103, partially offset by an increase in net sales of $119,511.

REVENUES Consolidated net revenues for the three months ended March 31, 2000 increased to $120,009 from $498 for the three months ended March 31, 1999, representing an increase of $119,511 or 23,998%. Management expects strong sales for the fourth quarter in 2000.

Net revenues for Profitwire Media Group Division for the three months ended March 31, 2000 were $103,469 as compared to zero for the same period of 1999. The Profitwire Media Group Division was launched in January, 2000. Management's expectation is that growth should continue due to a continuing focus on sales team.

Net revenues for banner advertising for the three months ended March 31, 2000 were $16,540 as compared to $498 for the same period of 1999, representing an increase of $16,042 or 3,221%. Management expects sales to remain stable, as the Company will focus on B2B.

Management believes that the Company is well positioned to continue to grow revenue in its current markets.

COST OF REVENUES Cost of revenues increased to $33,500 as compared to zero for the same period of 1999, as a result of Profitwire Media Group Division. Net revenues for the three months ended March 31, 2000 was 24.46%. Management expects to increase net revenues as a result of the focus on building a stronger development team.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased by $1,058,852 to $1,201,248 for the three months ended March 31, 2000. The increase in selling, general and administrative expenses primarily consists of increased sales and marketing expenses of $239,689 of which $30,033 for Profitwire Media Group Division; increased product development of $135,839 for additional hiring of programmers and web site expenses; increased payroll related costs of $86,593; increased management fee of $225,000; increased office rent of $42,242; increased professional fees associated with SEC reporting requirements of $62,517; increased public company expenses of $32,809, including investor relations, stock transfer costs and press release expenses; increased eneral & office expenses of $73,997. Management expects selling, general and administrative expenses as a percentage of net sales to decrease as sales increase. Depreciation and amortization expense increased by $160,166 for the three months ended March 31, 2000 from zero for the same period in 1999. The increase in amortization of $151,385 is primarily attributable to acquisitions accounted for under the purchase method of accounting. The increase in depreciation resulted from additions of computers, furniture and leasehold improvements.

LOSS FROM OPERATIONS Loss from operations increased by $ 939,341 to $1,081,239 for the three months ended March 31, 2000 as compared to the loss from operations of $141,898 for the three months ended March 31, 1999. The increase in the loss from operations is due to an increase in selling, general and administrative expenses.

NET INTEREST Net interest income decreased by $348, to net interest income of $138 for the three months ended March 31, 2000 from net interest income of $486 for the three months ended March 31, 1999. The decrease in net interest income is due to short term borrowing from a related party bearing an annual interest of 12 % and due upon demand.

NET INVESTMENT LOSS Net investment loss increased by $48,206 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase is primarily due to investment expenses of $39,023 associated with privately held investment; $6,000 investment loss due to market fluctuation in stocks received for service provided by Profitwire Media Group Division and $3,183 net investment loss from other marketable securities.

LOSS ON DISPOSAL OF FIXED ASSETS Loss on disposal of fixed assets increased by $4,103 for the three months ended March 31, 2000 as compared to the same period in 1999. The increase is due to writing off leasehold improvements from the former headquarter in San Francisco.

NET LOSS Net loss for the three months ended March 31, 2000 was $1,133,410 compared to net loss of $141,412 for the three months ended March 31, 1999. The net loss increase of $991,998 is comprised of an increase in loss from operations of $939,341 and an increase in interest expense, investment loss and loss on disposal of fixed assets of $52,657.

LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $1,870,610 for the nine months ended March 31, 2000. During the nine months ended March 31, 2000, the effect of net loss of $3,242,040 was offset by non-cash expenses, such as depreciation and amortization expenses of $380,423, stock compensation of $201,400, issuance of common stock for services of $589,900, decrease in investment of 39,019 due to related investment expenses. Cash provided by investing activities was $913,647 for the nine months ended March 31, 2000. Cash proceeds from sales of marketable securities were $1,541,637. During the nine months, the Company invested $105,000 in a limited partnership and $375,000 in a privately held corporation. Capital equipment purchases were $147,990.

Cash provided by financing activities was $741,267 during the nine months ended March 31, 2000. The Company received $900,000 from Mr. Shaw, CEO for full settlement of the advances made to him. The Company repaid to Mr. Shaw $596,875 in the form of publicly traded securities for full settlement of the outstanding debt of the Company to Mr. Shaw. The Company received $250,000 loan bearing an annual interest rate of 12% and $188,142 due from a related party.

As of March 31, 2000 the Company had cash and cash equivalents of $209,085. The Company is negotiating the sale of approximately 3,030,030 shares of the Company's restricted common stock to Tupelo. Under the agreement, Tupelo would purchase the shares at a substantial discount from market prices and Tupelo would have registration rights. The Company's capital requirements depend on numerous factors, including the rate of market acceptance of the Company's services, the Company's ability to maintain and expand its sale of banner and sponsorship advertisements and electronic mail distribution services.

                           PART II--Other Information

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) See Index to Exhibits.

         (b)(i)The Company filed a Form 8-K during the quarter ended March 31, 2000. The items reported on the Form 8-K were Item 1: Changes in control of registrant; Item 2: Acquisition or disposition of assets; Item 5: Other Events (specifically, Successor Issuer Election); Item 6: Resignations of registrant's directors; and Item 7, Unaudited financial statements were filed with Form 8-K. The date of filing of the Form 8-K was 1/7/2000.

         (ii) The Company filed a Form 8-K/A during the quarter ended March 31, 2000. The items reported on the Form 8-K/A were Item 1: Changes in control of registrant; Item 2: Acquisition or disposition of assets; Item 5: Other Events (specifically, Successor Issuer Election); Item 6: Resignations of registrant's directors; and Item 7, Unaudited financial statements were filed with Form 8-K/A. The date of filing of the Form 8-K/A was 3/10/2000

                                       COSMOZ.COM, INC.


                                       By: /s/Wilfred Shaw

                                           ---------------
                                           Wilfred Shaw

                                           Chairman and Chief Executive Officer

         Date: May 11, 2000

                                    FORM 10-Q

                                INDEX TO EXHIBITS


Number of                                                                               Sequential
Item                                                                                    Numbering
Assigned in                                                                             System
Regulation                                                                              Page Number
S-K Item 601               Description of Exhibit                                       of Exhibit
--------------             --------------------------                                   ------------
(2)                        2.1. Agreement and Plan of Reorganization                         --
                           between Cosmoz.com, Inc. and Ivory Acquisition
                           Corporation, dated January 5, 2000. Certificate of
                           Ownership and Merger Merging Ivory Acquisition
                           Corporation into Cosmoz.com, Inc. (Incorporated by
                           reference to Exhibit 2 to Form 8-K/A,
                           File No.: 000-28377)

(3)                        3.1. Articles of Incorporation of Cosmoz.com, Inc.                --
                           (Incorporated by reference to Exhibit 3.(I) to Form
                           8-K/A, File No.: 000-28377)

                           3.2. By-Laws of Cosmoz.com, Inc. (Incorporated by                 --
                           reference to Exhibit 3.(II) to Form 8-K/A, File
                           No.: 000-28377)

(10)                       10.1. Cosmoz.com, Inc. 1999 Stock Option Plan.                    24

                           10.2. Owen Naccarato Director's Agreement.                        31

(23)                       23.1. Consent of Berg & Company, LLP.                             35

(None)                     A. Audited Financial Statements of Cosmoz.com, Inc.               36
                           as of June 30, 1999 and for the year then ended.