Form 10-K
period 2000-06-30
COSMOZ COM INC/CA
filed 2000-09-28
CIK 1100360

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
       (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For Fiscal Year Ended June 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the Transition Period From________________ to ________________

                                Commission File:

                                Cosmoz.com, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                               94-3319536
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                     Address of principal executive offices:
               1515 S. El Camino Real San Mateo, California 94402
      Registrant's telephone number: Voice: 650/358 1188 Fax: 650/358 0188

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]

The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $10,685,259 as of September 25, 2000.

On September 25, 2000, the Registrant had outstanding 64,514,849 shares of voting Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          TABLE OF CONTENTS FORM 10-K ANNUAL REPORT FISCAL YEAR ENDED JUNE 30, 2000 COSMOZ.COM, INC.

   PART I...........................................................................................3
   ------
ITEM 1. OUR BUSINESS................................................................................3
--------------------
ITEM 2. OUR PROPERTIES..............................................................................5
----------------------
ITEM 3. LEGAL PROCEEDINGS...........................................................................5
-------------------------
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................5
----------------------------------------------------------

   PART II..........................................................................................5
   -------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................5
---------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA.....................................................................8
-------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......10
---------------------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................19
---------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......43
--------------------------------------------------------------------------------------------

   PART III........................................................................................43
   --------
ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS......................................................43
---------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION....................................................................43
-------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................45
-----------------------------------------------------------------------
ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS....................................................45
-----------------------------------------------

   PART IV.........................................................................................46
   -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................46
-------------------------------------------------------------------------
   SIGNATURES......................................................................................48
   ----------

                                     PART I

ITEM 1. OUR BUSINESS

Company Overview

We are an accelerator/incubator company that develops and acquires Internet companies. We provide strategic consulting, business services and seed capital to emerging companies that are developing Internet web sites or web-enabling technologies. We also showcase our portfolio of holdings through a consumer-friendly marketing portal.

We were incorporated in the State of Delaware on October 15, 1996, as MIS International, Inc., which merged with MIS Multimedia Interactive Services, Inc., a Canadian Corp., on July 1, 1997. We changed our name to Cosmoz.com, Inc. on December 17, 1998. On January 5, 2000, we acquired Ivory Acquisition Corporation, a fully reporting blank check company. Following the acquisition, we thus became the reporting company under Rule 12g-3 of the Securities Exchange Act of 1934. Presently, our headquarters are located in San Mateo, California.

MIS Multimedia Interactive Services, Inc. and its subsidiaries, Pretzel Franchising, Inc. and Wheel-to-Wheel Franchising, Inc., all Canadian
Corporations, were engaged in the business of operating retail stores and selling franchise licenses. We ceased all Canadian operations by January 1, 1999, and our Canadian subsidiaries are inoperative and we are presently winding up their affairs. In early 1999, concurrently with our name change and the termination of our Canadian operations, we developed our current business model. Therefore, our financial information prior to January 1, 1999 is not instructive.

Current Operations

We offer a network of branded, technology- and community-driven Internet Websites focused on personal finance, investing, Internet search, business to business commerce and games. Between April 1999 and October 1999, we acquired five wholly owned subsidiaries shares of our common stock were the sole consideration in our acquisition of these five entities:

    o    BuckInvestor.com, Inc., which operates BuckInvestor.com.
    o    KingFine, Inc., which operates MonsterPick.com.
    o    MB Technologies, Inc., which operates TickerZone.com.
    o    StreetIQ.com, Inc., which operates StreetIQ.com.
    o    iTrack, Inc., which operates iTrack.com.

BuckInvestor.com presents investment information, financial advice and education via an Internet Web site. Featured services include original articles on investment basics, personal financial advice, daily market news, and commentary from certified financial consultants, stock quotes, and message boards. Also featured is a large online directory of approximately 700 investment clubs from around the world.

MonsterPick.com provides personal online investing information and day trading contests. MonsterPick.com members scoring the greatest cumulative gains each month based on their stock picks win prizes provided by sponsors and advertisers. MonsterPick.com is undergoing upgrades and recently launched an operative and improved version, which we are testing.

TickerZone.com is an Internet-based message board community. The TickerZone.com technology also serves as the message board software engine for our other properties such as FinancialContent.com and BuckInvestor.com.

StreetIQ.com serves as a women's Internet Web site community with a primary focus on finance and investing. The service offers stock quotes, personal stock portfolios, stock research, broker ratings, initial public offering information, free electronic mail, and a variety of commentary and discussion forums targeting women.

iTrack.com is a personalized online auction monitoring service. The service based upon criteria provided by customers monitors auctions that take place on Ebay.com, Yahoo, Amazon.com, Auction Universe, BoxLot, Gold's Auctions, Haggle Online, OnSale.com, Ubid.com, and Xoom Auctions.

We have also acquired passive investments through direct monetary investment. We own 56,108 shares of eCal, a privately held corporation. eCal bills itself as "the leading application service provider of Web-based calendar communications." We acquired our interest when eCal acquired iPing, Inc. We had formerly made a direct investment in iPing. eCal is not currently a publicly traded company.

We also hold a passive investment in Ridgewood Venture Partners II, LLC, a venture capital fund. The Ridgewood fund's portfolio of companies include Medibuy.com, a medical supply ecommerce service; Metasound, an Internet telecommunications company; Quantum Conveyors, an automated package handling technology company; InViso, a maker of screens for portable Internet devices; Marketfusion.com, a business to business electronic commerce company; Sycon, specialized computer chip design software maker; and Feedroom.com, a broadband Internet channel.

We  have  also  recently  formed  two  subsidiaries,   FinancialContent.com  and
ProfitWire.com, and one internal division, FirstParsec.

FinancialContent.com combines and formats the existing content from our investment-related websites and redistributes this content to third party websites which then offer the content to end users. This service has been extremely popular in the few months it has been offered, already garnering several hundred redistributors. FinancialContent.com provides the combined and reformatted content to third parties without charge, but controls the content, appearance and advertisements that are ultimately fed to end users.

ProfitWire.com is a full-service investor relations firm offering a comprehensive package of online and offline news dissemination and communication management solutions. ProfitWire is geared toward the needs of emerging small cap companies.

FirstParsec is a division that offers incubation/acceleration services to companies in the concept or early development stage. Companies selected for incubation are given resources and support to accelerate their goals as set forth in each candidate's business plan. Through this division, we aid our clients in implementing their product development, strategic direction, management building, and raising of venture capital. We designate a mentor that documents the process and facilitates the needs of the participating company oversees the program. This mentor meets regularly with our team and is charged with managing the relationships between Cosmoz and the participating company.

Trademarks and Patents

We own a U.S. trademark for "iTrack". We have made application for U.S. trademarks for "Cosmoz.com" and "ProfitWire.com", and the applications are pending.

Suppliers

We employ the services of a number of suppliers whose services range from providing high speed Internet access to financial and other news content providers. Among many service providers are the following companies:

    o We license from several individual authors, in the ordinary course of our business, various articles which primarily are educational-themed articles on investing and money-management that we publish on our various investment-related websites.
    o We license from NAQ, Inc. delayed and historical stock quotes, which we then publish on our various investment-related websites.
    o We license from Comtex News, Inc. financial news stories that we then publish on our various investment-related websites.
    o We license from StockPoint, Inc. real-time stock quotes which we then publish on our various investment-related websites.
    o We license from Uexpress.com, Inc. interactive crossword puzzles which we then publish on our MyCosmoz.com website.

    o We license from eLingo.com translation software that it implements on its various websites.
    o    We license from The Weather  Channel  weather
         delivery services which we display on our MyCosmoz.com website.
    o    We license  syndicated  content  services  from  iSyndicate.com,  which includes: Associated Press news feeds, general domestic news, entertainment news, sports news, business news and accurate weather news.
    o We purchase services from AboveNet Communications, a California company that provides domain hosting and server services. AboveNet is located at 50 West San Fernando Street, Suite 1010, San Jose, California, 95113.

The loss of any one of these single providers would not cause a materially adverse effect on our operations or revenues.

Employees

We currently employ 12 full time, and 4 part-time employees. We also engage the services of outside consultants from time to time. Upon securing of additional funding, we intend to hire an additional 10 to 15 full time employees during the next several months.

Competition

We, our subsidiaries, and companies in which we invest compete in the electronic technology and Internet service arenas. The market for Internet products and services is rapidly evolving and highly competitive. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of us and our subsidiaries and investments, it is possible that a single supplier may dominate one or more market segments. We believe that the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. Competitors include a wide variety of companies and organizations. Some of our existing competitors, as well as a number of potential new competitors, have greater financial, technical and marketing resources than we do.

Our market for investment related information delivered via the Internet is intensely competitive. We currently or potentially compete with many other companies. There are many other companies that offer a site or a service that competes with sites or services offered by one or more of Cosmoz' properties. For example, SearchAuction.com, AuctionHawk.com, AuctionWatch.com, and numerous other auction sites compete with the auction tracking services of Cosmoz' subsidiary, iTrack.com.

Similarly, Quicken.com, Yahoo!Finance, CNBC, RagingBull.com, and numerous other financial websites sites compete with the financial information services provided by Cosmoz subsidiaries such as FinancialContent.com, StreetIQ.com, MosterQuote.com, and BuckInvestor.com. Many of our competitors are more experienced, more well-funded, and have higher brand-recognition that our properties (among numerous other advantages). Additionally, other competitors undoubtedly will enter the market.

FirstParsec, our acceleration/incubation division, also faces competition. FirstParsec provides strategic consulting and business services to emerging companies that are developing Internet web sites or web-enabling technologies. FirstParsec faces competition from a variety of companies in a variety of fields.

FirstParsec faces competition from business consulting firms. Business consulting firms primarily offer advanced knowledge of business operations and strong networking capabilities. Business consultants with whom FirstParsec competes include Atomic Tangerine, Ernest & Young, SiliconValley Bank, BusinessDevelopment.com, and Startups.com.

FirstParsec faces competition from other incubators and accelerators. Accelerators with whom FirstParsec competes include Katalyst, Summit Accelerator, GrimaldiGroup, Cenetec.com. Incubators with whom FirstParsec competes include Venture Frogs, Incubate.com, eHatchery, Camp6, Idealabs, and eCompanies.

Many of our competitors in the acceleration/incubation field, and in the business consulting field, are far more experienced and are more well-funded that us.

Also, the staff that comprises our ProfitWire subsidiary is inexperienced, and ProfitWire does not presently maintain an active base of existing customers. Many of our competitors are more experienced, more well funded, and have higher brand-recognition than us and our subsidiaries, among numerous other advantages. Additionally, other competitors undoubtedly will enter the market.

There can be no assurance that our competitors will not develop Internet products and services that are superior to ours or that achieve greater market acceptance than our offerings. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.


ITEM 2. OUR PROPERTIES

On March 1, 2000, we relocated our principal executive offices to a 5,900 square foot facility at 1515 So. El Camino Real, Suite 100, San Mateo, California 94402. We lease the facility under a 3-year agreement that terminates on February 28, 2003, with no renewal option. The aggregate annual rental rate for the entire facility for the first, second, and third years of the lease term is $248,094, $255,182, and $262,271, respectively. We are also obligated to pay 33.34% of increases in operating expenses and property taxes paid or incurred by the landlord in the second and third years of the lease term. All operations including system development, control, and maintenance are performed at this facility.

ITEM 3. LEGAL PROCEEDINGS

We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our stockholders during our fourth quarter ended June 30, 2000.

                                     PART II

ITEM 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Our common stock is listed on the Over-the-Counter Bulletin Boards under the symbol "CMOZ". The following table reflects the high and low sales price per share of common stock as quoted from the OTCBB transactions for the fiscal period indicated.


                             Fiscal Year Ended 1999              Fiscal Year Ended 2000
---------------------- ---------------- ---------------- ------------------- ----------------
                            High              Low               High               Low
---------------------- ---------------- ---------------- ------------------- ----------------
First Quarter                N/A              N/A              2.4688            1.3125
---------------------- ---------------- ---------------- ------------------- ----------------
Second Quarter               N/A              N/A              1.9062            0.9062
---------------------- ---------------- ---------------- ------------------- ----------------
Third Quarter              4.1875           0.1406             1.875              1.000
---------------------- ---------------- ---------------- ------------------- ----------------
Fourth Quarter             6.3125           0.9062             1.2188            0.2969
---------------------- ---------------- ---------------- ------------------- ----------------

As of September 25, 2000 a share of our common stock was $ 0.1875. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

As of  September  25,  2000,  there  were  64,514,849  shares  of  common  stock outstanding. As of July 17, 2000, our stock was held by approximately 438 shareholders of record.

The Company has followed a policy of reinvesting earnings in the business and consequently has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in consideration of business conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

In the three years preceding the filing of this annual report, we have issued the following securities, all Class A Common, our sole class of securities, that were not registered under the Securities Act:


                                        Number of
Date          Persons Receiving Shares  Shares         Consideration Received, Exemption, and Supporting Facts
--------------------------------------------------------------------------------------------------------------------------------
2/5/98        Corworth Investments,     7,356,117      Issued as consideration to retire a loan owed to Corworth in the amount
              Inc.                                     of $147,122. We issued these shares under Regulation S, because the sale took place outside the United States.
2/5/98        Times Square              7,500,000      Issued as consideration to retire a loan owed to Times Square
              International                            International in the amount of $150,000. We issued these shares under
                                                       Regulation S, because the sale took place outside the United States.
2/17/98 to    Various Parties           6,390,000      We received $798,750 from a Regulation D, Rule 504 private placement
2/28/98                                                that we underwent between 2/17/98 and 2/28/98.
3/17/98       National Resources        100,000        Issued as consideration for broker-dealer services provided to us. We
              Investment, Inc.                         issued these shares under Regulation D, Rule 505.
4/23/98       Asia Pacific Ventures     600,000        $75,000, through a private placement. We issued these shares under
              Inc.                                     Regulation S, because the sale took place outside the United States.
4/23/98       Asia Pacific Ventures     800,000        $100,000, through a private placement. We issued these shares under
              Inc.                                     Regulation S, because the sale took place outside the United States.
6/16/98       NIR Group                 110,000        Issued as consideration for finder's fee services provided to us in connection with private placements.
3/4/99 to     Various Parties           12,000,000     We received $718,750 in cash and $281,250 in services, for a total of
4/14/99                                                $998,633, from a Regulation D, Rule 504 private placement that we underwent  between 3/4/99 and 4/14/99. The services for which we issued
                                                       shares included consulting  on  strategic business  and   financial
                                                       plans,  and assistance in negotiations with potential investors.
4/12/99       North American            100,000        Issued as consideration for investor relations services provided to us.
              Corporation Consulting                   We issued these shares under Regulation D, Rule 505.
4/15/99       Stephen Carnes            50,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were issued in exchange for a portion of Mr. Carnes's shares of MB
                                                       Technologies, Inc. We issued these shares under Regulation D, Rule 505.
4/15/99       Wing Yu                   50,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were issued in exchange for a portion of Mr. Yu's shares of MB
                                                       Technologies, Inc. We issued these shares under Regulation D, Rule 505.
5/6/99        Gurkan Fidan              450,000        In connection with the acquisition of BuckInvestor.com, Inc., the
                                                       shares   were  issued  in exchange for Mr.  Fidan's shares of
                                                       BuckInvestor.com, Inc. We issued these shares under Regulation D, Rule 505.
5/6/99        Justin Keener             405,000        In connection with the acquisition of BuckInvestor.com, Inc., the
                                                       shares   were  issued  in exchange for Mr. Keener's shares of
                                                       BuckInvestor.com, Inc. We issued these shares under Regulation D, Rule 505.


                                        Number of
Date          Persons Receiving Shares  Shares         Consideration Received, Exemption, and Supporting Facts
--------------------------------------------------------------------------------------------------------------------------------

5/6/99        T. Penn & Mary Jo Nugent  45,000         In connection with the acquisition of BuckInvestor.com, Inc., the shares were  issued  in exchange for the Nugent's shares of
                                                       BuckInvestor.com, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Stephen B. Mare           50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Marek's shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Stephen W. Carnes         50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Carnes shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Wing Yu                   50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Yu's shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Benjamin Friedman         50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Friedman's shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
7/15/99       Stephen Carnes            75,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were issued in exchange for the remaining portion of Mr. Carnes's shares of MB Technologies, Inc. We issued these shares under Regulation
                                                       D, Rule 505.
7/15/99       Wing Yu                   75,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were  issued in  exchange for the remaining portion of Mr.  Yu's shares of
                                                       MB Technologies, Inc. We issued these shares under Regulation D, Rule 505.
7/27/99       Tupelo Investments        2,750,000      $2,750,000, through a private placement. We issued these shares under
                                                       Regulation S, because the sale took place outside the United States.
7/27/99       Bill Tunnell              50,000         Issued as consideration for investor relations services provided to us.
                                                       We issued these shares under Regulation D, Rule 505.
9/10/99       Corporate Imaging, Inc.   50,000         Issued as consideration for investor relations services provided to us.
                                                       We issued these shares under Regulation D, Rule 505.
9/16/99       Wanda Cavanaugh           24,500         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Ms. Cavanaugh's shares of iTrack.com, Inc.
9/16/99       Kevin Savetz              12,250         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Mr. Savetz's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Judi Wellnitz             12,250         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Ms. Wellnitz' shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Ashley E. Taylor Trust    49,000         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for the Trust's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Susan Cooney              98,000         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Ms. Cooney's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Don Taylor & Sybill       61,250         In connection with the acquisition of iTrack.com, Inc.; the shares were
              Taylor as Joint Tenants                  issued in exchange for Mr. & Mrs. Taylor's shares of iTrack.com, Inc.
                                                       We  issued  these  sharesunder Regulation D, Rule 505.
9/16/99       Robert M. Dunlap          61,250         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Mr. Dunlap's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Eric Ward                 49,000         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Mr. Ward's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Linda M. Dunlap & Dave    857,500        In connection with the acquisition of iTrack.com, Inc.; the shares were
              Taylor                                   issued in exchange for Ms. Dunlap's and Mr. Taylor's shares of
                                                       iTrack.com, Inc.We issued these shares under Regulation D, Rule 505.


                                        Number of
Date          Persons Receiving Shares  Shares         Consideration Received, Exemption, and Supporting Facts
--------------------------------------------------------------------------------------------------------------------------------

9/22/99       Kelly King                400,000        In connection with the acquisition of StreetIQ.com, Inc., the shares were issued in exchange for Kelly King's shares of StreetIQ.com, Inc.
                                                       We issued these shares under Regulation D, Rule 505.
10/27/99      Bill Tunnell              100,000        Issued as consideration for public relations services provided to us.
                                                       We issued these shares under Regulation D, Rule 505.
10/27/99      Eric Ward                 20,000         Issued as consideration for online public relations services provided to us. We issued these shares under Regulation D, Rule 505.
10/27/99      Wanda Cavanaugh           90,000         Issued as consideration for public relations services provided to us.
                                                       We issued these shares under Regulation D, Rule 505.
12/9/99       National Financial        50,000         Issued as consideration for investor relations services provided to us.
              Communication                            We issued these shares under Regulation D, Rule 505.
12/9/99       TPG Capital Corp.         250,000        Issued as consideration for services incident to our December 1999 merger with Ivory Acquisition Corp. We issued these shares under
                                                       Regulation D, Rule 505. Ivory Acquisition Corp. is an accredited investor.
12/14/99      RBM Financial             1,500,000      Issued as consideration for consulting services provided to us. We issued these shares under Regulation S, because the sale took place outside the United States.
5/5/00        Eric Tyson                50,000         Issued as consideration for Mr. Tyson's services as an author of investment-related articles for publishing on our websites. We issued these shares under Regulation D, Rule 506.
5/10/00       Tupelo Investments        3,030,303      $1,000,000, through a private placement. We issued these shares under
                                                       Regulation S, because the sale took place outside the United States.
6/27/00       Financial Communication   150,000        Issued as consideration for public relations services provided to us.
              Partners                                 We issued these shares under Regulation D, Rule 505.

The foregoing sales of securities were made in reliance upon the exemption from the registration provisions of the Securities Act provided for by Section 4(2) thereof for transactions not involving a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our operating results for the two fiscal years ended June 30, 2000. This data has been derived from audited financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our annual audited financial statements and notes thereto appearing elsewhere in this prospectus. These operating results are not necessarily indicative of results for any future period.

                                                                        Years Ended June 30
                                                                       2000               1999
                                                           ---------------------------------------
 Statement of Operations Data:
 Revenues                                                            $ 431,392           $ 47,912
 Cost of revenues                                                       57,050                  -
                                                           ---------------------------------------

 Gross profit                                                          374,342             47,912
 Operating expenses:
 Sales and marketing                                                   661,159            105,741
 Product development                                                   803,270            117,626
 General and administrative                                          2,610,306            592,490
 Amortization of intangibles                                           490,560             26,656
 Other - non-recurring costs                                           100,000             16,315
 Depreciation and amortization                                          31,432              1,136
                                                           ---------------------------------------
            Total operating expenses                                 4,696,727            859,964


 Loss from operations                                               (4,322,385)          (812,052)
 Other income (loss), net                                              (32,471)             4,924
                                                           ---------------------------------------
 Net loss                                                           (4,354,856)          (807,128)
 Provision for income tax                                               (7,200)              (800)
                                                           ---------------------------------------
 Loss after income taxes from operations                            (4,362,056)          (807,928)
 Extraordinary loss                                                          -           (200,000)
                                                           ---------------------------------------
 Net loss from continuing operations                                (4,362,056)        (1,007,928)

 Discontinued operations:
 Net loss from discontinued operations                                       -           (297,945)
 Gain on disposal of division, change in
 estimate of loss during phase out period                               25,623                  -

 Net loss                                                         $ (4,336,434)      $ (1,305,873)

 Net loss per common share                                                      Basic
 Continuing operations:
 Before extraordinary loss                                              0.0714             0.0175
 Extraordinary loss                                                          -             0.0043
                                                           ---------------------------------------
            Total continuing operations                                 0.0714             0.0219

 Discontinued operations                                               (0.0004)            0.0065
                                                           ---------------------------------------
            Net loss per share                                          0.0710             0.0283

 Shares used in per share calculation - basic                       61,111,623         46,118,595


 Net loss per common share                                                   Fully Diluted
 Continuing operations:
 Before extraordinary loss                                              0.0688             0.0166
 Extraordinary loss                                                          -             0.0041
                                                           ---------------------------------------
            Total continuing operations                                 0.0688             0.0207

 Discontinued operations                                               (0.0004)            0.0061
                                                           ---------------------------------------
            Net loss per share                                          0.0684             0.0269

 Shares used in per share calculation - fully diluted               63,364,131         48,628,416




                                                                Years Ended June 30,
                                                                        2000               1999

 Balance Sheet Data:
 Cash, cash equivalents and short                                      179,022          1,990,051
 term investments
 Working capital                                                      (667,700)         2,046,687
 Total assets                                                        4,238,829          4,426,978
 Long term obligations, net of current portion                               -                  -
 Shareholders' equity                                                3,314,096          3,370,626

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an overview of our company and our operations, please see the section entitled "Our Business" in Part 1.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that address, among other things, market acceptance of our solutions, expansion into new targeted industries, product development, sales and marketing strategies, development and maintenance of strategic alliances, technological advancement, global expansion, use of proceeds, projected capital expenditures, liquidity and availability of additional funding sources. These statements may be found throughout this report. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential, continue or the negative of such terms or other comparable terminology. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We earn operating revenues from two principal sources. First, we earn revenues from the sale of banner and sponsorship advertisements that appear on our Internet websites. Sponsorship advertising contracts have terms ranging from one month to one year, longer-than-standard banner advertising contracts and also involve more integration with our web-sites, such as the placement of buttons that provide users with direct links to our advertisers' websites. Advertising revenues on both banner and sponsorship contracts are recognized on a prorated basis over the period in which the advertising is displayed, if no significant company obligations remain at the end of a period and collection of the resulting receivable is probable. We have agreements that provide revenue from electronic commerce transactions. We recognize these revenues upon notification from the advertiser of revenues earned by us.

We earn our second revenue source from providing investor relations services to other companies through our ProfitWire subsidiary. We distribute advertisements and reports through our family of financial websites and through an opt-in email list on behalf of growth stock companies. We obtained this opt-in email list through marketing efforts in our family of investment-related websites. ProfitWire also recently began offering standard investor relations services. We often receive payment in shares of stock in lieu of cash.

Costs and expenses are recognized as incurred. The majority of costs and expenses are related to advertising, salaries, management fees, public and investor relations services, and amortization of goodwill.

Cost of revenue includes purchase of electronic mail distribution lists and any directly related customer acquisition costs.

Sales and marketing expenses consist principally of salaries and benefits for sales, marketing and associated support group personnel. Also included are the costs for public relations, advertising, tradeshows and marketing materials.

Product and development expenses consist primarily of salaries and benefits for research and development personnel and also include related expenses, such as general hardware and software costs and fees paid to outside contractors for quality assurance activities, maintenance activities, web hosting, financial content news feeds and stock quotes. Costs incurred in the development of new products or properties and enhancements to existing products are charged to expense as incurred until technological feasibility is achieved. Material software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Technological feasibility is determined based on the completion of a working model. We have not incurred material software development costs and accordingly have not capitalized any software development costs.

General and administrative expenses consist of salaries and benefits for executive staff and administrative personnel, management fees paid to SharpManagement for the services of Wilfred Shaw, chairman and chief executive officer, facility costs, recruiting, legal, accounting and other general corporate expenses.

Amortization expenses consist of amortization of goodwill. Goodwill from the acquisition of Internet properties is amortized over seven years.

Investment gain/loss resulted from sales of marketable securities that are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax recorded in shareholders' equity. We invest our excess cash in mutual funds and equity securities traded on national stock markets. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

During the fiscal year ended June 30, 1999, we terminated our acquisition of Investors Guru, a website specializing in providing financial content to investors. Under the terms of the purchase agreement, we made an initial payment of $200,000 to the owners of Investors Guru, which was forfeited when the acquisition was terminated by us. Accordingly, we recorded a one-time charge of $200,000 as a result of the terminated acquisition.

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 1999, we had a net loss of $1,007,928 from continuing operations and a net loss of $297,945 from discontinued operations. We have been able to raise capital through the sale of our common stock. The cash we raised is used to fund operations. We intend to continue to fund, acquire and develop Internet companies by providing strategic consulting services, business services and seed capital to emerging companies that are developing Internet web sites or web-enabling technologies. We believe that we will continue to incur operating losses and negative cash flow for the foreseeable future. In addition, we believe that as a result of the rapidly evolving nature of our business and our limited operating history, period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indicators of future performance.

During fiscal year ended June 30, 1999, we had net loss from discontinued operations of $297,945. We discontinued operations in Canada by July 1998; however, some minor costs associated with the closing were incurred till October 1998.

Results of Operations for the fiscal years ended June 30, 2000 and 1999

Revenues increased to approximately $431,000 in the year ended June 30, 2000 from approximately $48,000 in the year ended June 30, 1999. This growth in revenues was primarily attributable to revenues derived from ProfitWire. The revenues derived from ProfitWire since inception were approximately $387,000.

Cost of revenues. Cost of revenues increased to approximately $57,000 in the year ended June 30, 2000 from $0 in the year ended June 30, 1999 as a result of electronic mail distribution expenses related to ProfitWire.

Sales and marketing. Sales and marketing expenses increased to approximately $661,000 for the year ended June 30, 2000 from approximately $106,000 for the year ended June 30, 1999. The primary reason for the increase resulted from advertising costs. Of the increase in sales and marketing costs, $359,197 is a result of expenses incurred by participation in trade shows, advertising online and traditional media through radio.

Product development. Product development expenses increased to approximately $803,000 for the year ended June 30, 2000 from approximately $118,000 for the year ended June 30, 1999. The increase was the result of an increase in product development personnel and other related expenses.

General and administrative. General and administrative expenses increased to approximately $2,610,000 for the year ended June 30, 2000 from approximately $594,000 for the year ended June 30, 1999. The increase was the result of increase in administrative personnel, third party public relations services, investor relations expenses, general operating facilities, legal, accounting fees, telephone and other support costs.

Amortization of intangibles. Amortization of intangibles expenses increased to approximately $491,000 for the year ended June 30, 2000 from approximately $27,000 for the year ended June 30, 1999. The increase was the result of various acquisitions of Internet properties recorded under the purchase method in accordance with the provisions of APB 16. Intangible assets are being amortized on a straight-line basis over seven years.

Non-recurring costs. Non-recurring costs of $100,000 for the year ended June 30, 2000 from approximately $16,000 for the year ended June 30, 1999. The increase was the result of transaction costs of acquisition (primarily legal fees) and initial filing fees.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $31,000 for the year ended June 30, 2000 from approximately $1,000 for the year ended June 30, 1999. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $32,000 for the year ended June 30, 2000 as compared to net other income $5,000 for the year ended June 30, 1999. The increase resulted from loss on sale of marketable securities.

Extraordinary loss. Extraordinary loss was $200,000 for the year ended June 30, 1999 resulted from loss of initial payment made to Investors Guru upon the termination of purchase agreement.

Loss on disposal of operations. Loss of disposal of operations from discontinued operations was approximately $298,000 for the year ended June 30, 1999.

Gain on disposal of division. Gain on disposal of division resulted from changes in estimate of loss during phase out period was approximately $26,000. We have reviewed our outstanding claims that resulted from operations discontinued in September 1998, we have reduced our reserves to $60,000.

Income Taxes. We have not recorded income tax benefit of $10,000,000 primarily due to loss carryforwards from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019 due to the uncertainty surrounding the realization of deferred tax assets. The income tax expense of $7,200 and $800 for the year ended June 30, 2000 and June 30, 1999 respectively represented minimum state income taxes paid.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the private placement of equity securities and conversion of debt to common stock. As of June 30, 2000, we had approximately $175,678 of cash, cash equivalents and short-term investments and working capital deficit of $667,700.

Net cash used in operating activities was $2,546,956 in 2000 compared to $698,246 in 1999. The cash used during these periods was primarily attributable to net operating losses of $4,336,434 in 2000 and $1,305,873 in 1999, offset in part by depreciation and amortization. These losses were principally related to increased expenses as more fully described in the section entitled "Results of operations." Our losses were principally related to increased sales and marketing expenses, product development and general and administrative expenses.

Net cash provided by investing activities was $1,256,586 in 2000 compared to cash used in investing activities of $1,723,176 in 1999. Cash provided in 2000 primarily related to sale of marketable securities of $1,589,978. Cash provided in 1999 resulted from net cash acquired in the amount of $11,543 when we acquired BuckInvestor.com and KingFine, Inc. Cash used in investing activities in 2000 included purchases of capital expenditures and long-term investments of $208,893, and restricted cash of $125,000 on deposit as collateral for the letter of credit required pursuant to the lease agreement of our office facility. Cash used in investing activities in 1999 included purchases of marketable securities, net of capital expenditures and equipment disposal and long-term investments of $1,734,719. The purchases of marketable securities were incurred due to our excess cash from equity raised.

For the year ended June 30, 1999, we generated net proceeds from financing activities of $2,803,258. For the year ended June 30, 2000, we generated net proceeds from financing activities of $1,041,267. Net cash used in operating activities for the year ended June 30, 1999 was $698,247 and resulted from net losses, decreases in accounts receivable, and decreases in inventory. These amounts were partially offset by an increase of accrued expenses and non-cash charges. Net cash used in operating activities for the year ended June 30, 2000 was $2,546,956 and resulted from net losses, decreases in accounts receivable. These amounts were partially offset by an increase of accrued expenses, security deposits required for our new office and non-cash charges.

Our future capital requirements depend on numerous factors, including market acceptance of our services, the timing and rate of expansion of our business, the resources we allocate to our customers and FirstParsec/Acceleration projects and other factors. We have experienced substantial increases in our expenditures since January 1, 1999 consistent with growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the foreseeable future. Our continued existence is dependent upon our ability to increase operating revenues and/or raise additional equity financing. If additional funds are raised through the issuance of equity securities, then the percentage ownership of our existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms acceptable to us or at all. If adequate funds are not available or are not available on terms acceptable to us, we may be unable to continue our business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect on our business, financial condition and operating results.

Acquisitions

We obtained initial working capital for our new Internet related operations through a blend of equity and debt financing. In January 1999, we commenced our Internet operations and we raised $715,875 in cash and $281,250 in services from the sale of common stock in accordance with Regulation D, Rule 504. We converted $2,750,000 of short term debt financing into 2,750,000 shares of restricted common stock in July 1999. We issued common stock for services. Our initial focus was to develop an Internet-portal for age 21-35 investors. We developed our own portal, and we made strategic acquisitions of Internet properties. The following is a summary of the Internet properties we acquired:

o On May 5, 1999, we completed the acquisition of BuckInvestor.com, Inc., a privately held online financial information content provider, through the issuance of 900,000 shares of our common stock, having a market value of $1,012,500 at the time of the transaction. The acquisition was accounted for as a purchase in accordance with the provisions of APB 16. We recorded goodwill of $1,006,700, which we will amortize over seven years. Results of operations for BuckInvestor.com have been included with our results subsequent to the date of acquisition. The historical financial results of BuckInvestor.com were de minimis, prior to date of the acquisition.

o On May 6, 1999, we acquired a 49% interest in MB Technologies, Inc., a privately held operator of online message boards. Under the terms of the acquisition, we issued 100,000 shares of our common stock with a market value of $112,800 for 49% interest in MB Technologies. The difference between the amount paid and the value of the pro rata share of MB's stockholders' equity was recorded as goodwill. We recorded goodwill of $112,899, which we will amortize over seven years. The historical financial results of MB Technologies were de minimis. We exercised our option to purchase the remaining 51% interest in MB Technologies on July 30, 1999. We issued 150,000 shares of our common stock with a market value of $315,000 to acquire the remaining 51% ownership interest. We recorded goodwill of $315,149, which we will amortize over seven years.

o On June 10, 1999, we completed the acquisition of all outstanding shares of KingFine, Inc., a privately-held online financial information content provider and operator of an online message board, through the issuance of 200,000 shares of our common stock for all of KingFine's outstanding shares. The acquisition was accounted for as a pooling of interests. The consolidated financial statements for the year ended June 30, 1999 and the accompanying notes reflect our financial position and the results of operations as if KingFine were our wholly owned subsidiary since inception.

o On August 9, 1999, we completed the acquisition of all outstanding shares of StreetIQ, Inc., a privately-held online financial information content provider focusing on women investors, through the issuance of 400,000 shares of our common stock, a market value of $800,000 at the time of transaction. The acquisition was accounted for as a purchase in accordance with the provision of APB 16. Results of operations for StreetIQ, Inc. have been included with our results subsequent to the date of acquisition. We recorded goodwill of $800,199, which we will amortize over seven years. The historical financial results of StreetIQ, Inc. were de minimis.

o On October 7, 1999, we completed the acquisition of all outstanding shares of iTrack, Inc., a privately-held online auction monitoring service that lets users track specific products on various online auction houses, through the issuance of 1,225,000 shares of our common stock, a market value of $1,722,595 at the time of transaction, for all of iTrack's outstanding shares. The acquisition was accounted for as a purchase in accordance with the provision of APB 16. Results of operations for iTrack have been included with our results subsequent to the date of acquisition. We recorded goodwill of $1,722,594, which we will amortize over seven years. The historical financial results of iTrack were de minimis.

o On January 5, 2000, we completed the acquisition of Ivory Acquisition Corporation, a fully reporting company under regulation 12(g) of the Securities Exchange Act of 1934. Ivory has no material assets or liabilities. The business combination is accounted for under the pooling of interest method of accounting. The operations of Ivory before the acquisition date were de minimis. We incurred acquisition related cost of $100,000. We issued 250,000 shares of our common stock in exchange for all outstanding shares of Ivory.

Factors That Will Affect Our Future Results of Operations

You should carefully consider the risks described below and other information in this annual report. The risks and uncertainties described below are not the only ones we will face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We Have a Limited Operating History

We were incorporated in 1996, and we have operated under our current business model since early 1999. Our operations prior to January 1, 1999 offer little or no instructive guidance for our post-January 1, 1999 operations. We have only a limited operating history on which you can base an evaluation of our business and prospects. We have yet to achieve profitability. As an Internet company in the early stage of development, we face increased risks, uncertainties, expenses and difficulties. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties.

We Are Not Yet a Profitable Company

We have incurred significant losses and cannot predict when, if ever, we will make a profit. We have incurred net losses and negative cash flows from operations. For the year ended June 30, 1999, we had a net loss of $1,007,928 from continuing operations and a net loss of $297,945 from discontinued operations. These losses have resulted primarily from our historical inability to achieve a level of revenues that is sufficient to cover our general operating expenses. We expect to incur additional operating losses in the future unless and until we are able to generate operating revenues sufficient to support expenditures. We cannot guarantee that sales of our products and services will ever generate sufficient revenues to fund our continuing operations, that we will generate positive cash flow from operations or that we will attain and then continue to make a profit in any future period.

We May Need Additional Capital in the Near Future

We have limited cash resources and need additional capital to pay our operating costs that are in excess of our revenues, manage our present portfolio of companies, and continue to increase our program of incubating and developing internet and technology companies. Based on the rate of our cash operating expenditures and our current plans, we anticipate our cash requirements for the next twelve months may be met primarily from the proceeds to be obtained from puts of our shares to Swartz under our investment agreement with them. However, our ability to obtain funds under the agreement is subject to certain conditions. These conditions include the effectiveness of this registration statement covering the resale of the shares sold under the investment agreement and a limitation on our ability to issue shares based on the volume of trading in the common stock. Although we are planning to satisfy our future cash requirements from improved sales, the recoupment of venture capital investments, the sale of wholly owned subsidiaries, the sale of Internet e-commerce services and advertising, we cannot guarantee that any funds required during the next twelve months or thereafter will be generated from these, or any other potential sources. The lack of additional capital could force us to substantially curtail or cease operations, which would have a material adverse effect on our business. Further, we cannot guarantee that any funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders.

Our Financial Statements Contain Going Concern Language

The auditor's report accompanying our audited financial statements for our fiscal year ended June 30, 2000, state that because of our net losses and liquidity problems, there is a concern that we will be unable to continue to operate. Our failure to manage future growth could harm us. We currently are experiencing a period of significant expansion in our staffing requirements, facilities and infrastructure and we anticipate that further expansion will occur. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources.

We Need to Constantly Maintain and Update Our Infrastructure

We anticipate a need to constantly add new hardware, update software and add new engineering personnel to accommodate increased use of our websites. If we are unable to increase the capacity of our systems at least as fast as the growth in demand for this capacity, our websites may become unstable and may cease to operate for periods of time. Unscheduled downtime could harm our business and also could discourage users of our websites and reduce future revenues. If we are unable to hire and successfully train sufficient employees or contractors in the customer support area, users of our websites may have negative experiences and current and future revenues could suffer.

We Are Dependent on Key Personnel

Although current management has had experience in the development and operation of other businesses, it does not have direct prior experience in establishing or operating an incubator/accelerator business. We will need to retain experienced management for these segments of the business. The loss of the services of any of our executive officers or other key employees could harm our business. We do not have long-term employment agreements with any of our key personnel and we do not maintain any key person life insurance policies. The majority of our employees today have been with us less than one year and we expect that our rate of turnover and hiring will continue at a high pace. Our future success will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations.

Our Stock Price is Volatile

The trading prices of Internet stocks in general, and ours in particular, have experienced extreme price and volume fluctuations in recent months. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies in general, and ours in particular. The valuations of many Internet stocks, including ours, are still extraordinarily high, based on conventional valuation standards such as price to earnings and price to sales ratios. These trading prices and valuations may not be sustained. Negative changes in the public's perception of the prospects of Internet or e-commerce companies are likely to depress our stock price regardless of our results

Our Services Are Not Diverse, and We Must Expand Our Services

We will need to develop new services, features and functions in order to expand. Right now, we receive substantially all of our revenues from online advertising and through offering investor relations services. We plan to expand our operations by developing new or complementary services, products or transaction formats or by expanding the breadth and depth of services. We may be unable to expand our operations in a cost effective or timely manner. Even if we do expand, we may not maintain or increase our overall market acceptance. If we launch a new business or service that is not favorably received by consumers, it could damage our reputation.

We Are Very Dependent on Third Parties

We may pursue strategic relationships with third parties to provide many of our services. By using third parties to deliver these services, we may be unable to control the quality of the services, and our ability to address problems will be reduced if any of these third parties fails to perform adequately. Expanding our operations also will require significant additional developmental expense and will strain our management, financial and operational resources. The lack of market acceptance of any new services could harm our business. Acquisitions could result in dilution, operating difficulties and other harmful consequences.

We Are Subject to Liability Risks

We are subject to risks associated with information disseminated through our Websites. We provide financial information such as investment advice and stock quotes. Similarly, we operate financial-related message boards. The participants in such message board activity may subject us to suit or subpoena as a result of their statements. As we do not currently carry any liability insurance that covers this type of exposure, any costs incurred as a result of this liability or asserted liability could harm our business. Because materials may be downloaded from the Internet and subsequently distributed to others, there is a potential that claims will be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature, content, publication and distribution of such materials.

We Are Dependent on Our Physical and Technological Infrastructure

System failures could harm our business. Our future success in the Internet business, and ability to provide high quality customer service to our members, will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems. The computer web servers for operating our services are currently located off-site. These systems and operations are vulnerable to damage or interruption from hurricanes, floods, fires, power loss, telecommunication failures and similar events. Our systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry any business interruption insurance to compensate us for losses that may occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems with our servers could result in interruptions in our services. In addition, the failure by our communications providers to provide our required data communications capacity could result in interruptions in our service. Any damage to or failure of our systems could result in interruptions in our service. Such interruptions would harm our future revenues and profits if our members believe that our system is unreliable.

Computer Break-Ins, Vandalism, and Computer Viruses Can Harm Us

Unauthorized break-ins to our service or computer or communications systems could harm our business. Our servers and systems are vulnerable to computer viruses. Viruses are becoming more common and more sophisticated. Our servers and systems are also subject to physical or electronic break ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete on line transactions. In addition, unauthorized persons may improperly access our data.

We Are Controlled by Some Shareholders, Executive Officers and Directors

As of the date of this Offering, our executive officers and directors and their affiliates own significant amounts of our outstanding common stock. Several other shareholders hold a significant percentage of our shares and can thus exercise significant control over us. As a result, they may have the ability to control our company and direct our affairs and business, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company and may make some transactions more difficult or impossible without the support of these shareholders. Any of these events could decrease the market price of our common stock.

We Have Indemnified Our Directors, Officers, Employees, and Agents

Our Articles of Incorporation provide for the indemnification of our officers, directors, employees and agents. Under most circumstances, they are indemnified against attorneys' fees and other expenses incurred by them and judgments rendered against them in any litigation to which they become a party arising from their association with or activities on our behalf. We may also bear the expenses of such litigation for any of our officers, directors, employees or agents, upon their promise to repay such sums if it is ultimately determined that they are not entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup even if we are entitled to do so.

We Expect That Many Existing Shareholders Intend to Sell Their Shares

A significant number of shares are eligible for sale and their sale could depress our stock price. We have a significant market overhang on our common stock because in the past we have paid many of the people with whom we have done business with restricted shares of our common stock instead of cash. It is likely that these stockholders will continue to sell in the future. Sales of substantial amounts of our common stock including shares issued upon the exercise of outstanding options in the public market after this offering could depress the market price of our common stock. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

We Do Not Manage Some of Our Assets

Some of our assets are represented by ownership interests in other companies. Often, the operation of such other companies is beyond our control. The management of such companies may make decisions that we are powerless to control, and the value of our investment may suffer, and our business may be adversely affected.

We Expect our Operating Results to Fluctuate Greatly

We expect significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside our control including demand for our products and services, incurrence of costs associated with acquisitions, divestitures and investments, the timing of divestitures, market acceptance of new products and services, specific economic conditions in the Internet industry, and general economic conditions. The emerging nature of commercial use of the Internet makes predictions concerning future revenues difficult. We believe that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as indicative of future performance. Also, it is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may be adversely affected.

We Do Not and Will Not Pay Dividends

To date, we have not paid any dividends on our common stock and we do not intend to declare any dividends in the foreseeable future. Any future profits will be reinvested in our company to attempt to expand its business operations.

Related Party Transactions

There are some transactions to which we are a party and some matters affecting us that have or will result in a material benefit to certain of our directors and executive officers, or may create conflicts of interest.

Internet Regulation Could Harm Us

New and existing regulation of the Internet could harm our planned business activities. We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards Internet services. However, due to the increasing popularity and use of the Internet, it is possible that laws and regulations will be adopted for the Internet or online services. Changes to existing laws or the passage of new laws intended to address these issues could directly affect the way we do business or could create uncertainty in the marketplace. This could reduce demand for our services, increase the cost of doing business because of litigation costs or increased service delivery costs, or otherwise harm our business. In addition, because our services are accessible worldwide, and we intend to facilitate sales of goods to members worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services. In the United States, companies are required to qualify as foreign corporations in states where they are conducting business. As an Internet company, it is unclear in which states we are actually conducting business. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in those jurisdictions. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could harm our business.

We Are Dependent Upon the Continued Growth of the Internet

Our future success is dependent upon the continued growth of the Internet. Assuming we are successful in achieving an acceptable level of market recognition, our future revenues and profits will be substantially dependent upon the widespread acceptance of the Internet. Rapid growth in the use of and interest in the Web, the Internet and online services is a recent phenomenon. This acceptance and use may not continue. Even if the Internet is accepted, concerns about fraud, privacy and other problems may mean that a sufficiently broad base of consumers will not adopt the Internet as a medium of commerce. In particular, our websites require users to make publicly available their email addresses and other personal information that some potential users may be unwilling to provide. These concerns may increase as additional publicity over Internet privacy issues increases. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to expand our member base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                COSMOZ.COM, INC.
                        Consolidated Financial Statements
                             June 30, 2000 and 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders -
Cosmoz.com, Inc.

We have audited the accompanying consolidated balance sheets of Cosmoz.com, Inc., a Delaware Corporation, as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cosmoz.com, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 11 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2000, with losses incurred subsequently, and generated negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

By: /s/ Berg & Company, LLP
---------------------------
        Berg & Company, LLP
San Francisco, California
September 6, 2000

                           Consolidated Balance Sheet

              For the periods ended June 30, 2000 and June 30, 1999

                                                          June 30,       June 30,
                                                            2000           1999
                                                            ----           ----
                                ASSETS
Current Assets:
     Cash and cash equivalents                         $   175,678    $   424,781
     Short-term investments in marketable securities         3,344      1,565,270
     Accounts receivable - trade, net                        8,717         24,846
     Prepaid expenses                                       69,296           --
     Note receivable - related party                          --          900,000
     Amounts due from shareholders                            --          188,142
                                                       -----------    -----------

        Total Current Assets                               257,033      3,103,039
                                                       -----------    -----------

Property and Equipment
     Office furniture                                       57,789         13,127
     Leasehold Improvements                                 10,891           --
     Equipment                                             142,877         55,519
                                                       -----------    -----------
                                                           211,557         68,646

     Accumulated depreciation                              (32,568)        (1,136)
                                                       -----------    -----------

        Total Property and Equipment                       178,989         67,510
                                                       -----------    -----------

Other Assets:
     Long-term investments                                 335,982        145,000
     Deposits                                               26,500         18,486
     Intangible assets, net                              3,440,325      1,092,943
                                                       -----------    -----------

        Total Other Assets                               3,802,807      1,256,429
                                                       -----------    -----------

            Total Assets                               $ 4,238,829    $ 4,426,978
                                                       ===========    ===========

                           Consolidated Balance Sheet
                                  (continued)
              For the periods ended June 30, 2000 and June 30, 1999


                                                               June 30,      June 30,
                                                                 2000          1999
                                                                 ----          ----
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                      $    155,893    $     81,849
     Reserve for discontinued operations                         60,000          85,623
     Payroll sales tax payable - discontinued operations        117,509         116,696
     Accrued expenses - Discontinued operations                 130,394         160,720
     Management fees due-Related party                          248,427            --
     Other accrued expenses                                      47,921            --
     Due to related parties                                     150,000         596,875
     Notes payable - other                                       14,589          14,589
                                                           ------------    ------------

           Total Current Liabilities                            924,733       1,056,352
                                                           ------------    ------------

Stockholders' Equity
     Preferred stock, $0.001 par value; 50,000,000
     shares authorized;
           none issued or outstanding                              --              --
     Common stock, $0.001 par value; 200,000,000 shares
     authorized;
           64,514,849 and 58,899,546 issued and                  64,514          58,899
           outstanding respectively
     Additional paid-in-capital                              13,505,657       9,259,417
     Accumulated other comprehensive loss                       (17,543)        (45,592)
     Accumulated deficit                                    (10,238,532)     (5,902,098)
                                                           ------------    ------------

           Total Stockholders' Equity                         3,314,096       3,370,626
                                                           ------------    ------------

              Total Liabilities and Stockholders' Equity   $  4,238,829    $  4,426,978
                                                           ============    ============

                      Consolidated Statements of Operations

                 For the years ended June 30, 2000 and June 1999


                                                           Year Ended       Year Ended
                                                         June 30, 2000    June 30, 1999
Revenues:
    Net revenues                                          $   431,392    $    47,912
    Costs of revenues                                         (57,050)          --

                                                              374,342         47,912

Operating Expenses:
    Sales and marketing                                       661,159        105,741
    Product development                                       803,270        117,626
    General and administrative                              2,610,306        592,490
    Amortization of intangibles                               490,561         26,656
    Non-recurring costs-Acquisition expense                   100,000         16,315
    Amortization and depreciation                              31,432          1,136

        Total operating expenses                            4,696,728        859,964

        Loss from operations                               (4,322,386)      (812,052)

Other Income (loss):
    Interest income                                             5,812          4,608
    Dividend income                                            37,466           --
    Interest expense                                           (9,602)           (12)
    Gain/(loss) on investment                                 (26,988)           328
    Investment expenses                                       (39,159)          --

        Total other income                                    (32,471)         4,924

    Net loss before taxes                                  (4,354,857)      (807,128)

        Provision for income tax                               (7,200)          (800)

    Loss from operations after income taxes                (4,362,057)      (807,928)

    Extraordinary loss                                           --         (200,000)

        Net loss from continuing operations                (4,362,057)    (1,007,928)

Discontinued operations:
    Net loss from discontinued operations                        --         (297,945)

    Change in estimate of loss reserve during phase out        25,623           --
    period

        Net loss                                          $(4,336,434)   $(1,305,873)




                      Consolidated Statement of Operations

                 For the years ended June 30, 2000 and June 1999

                                              June 30, 2000           June 30, 1999
                                              -------------           -------------
Net loss per share (Note 1):

                                            Basic  Fully Diluted   Basic  Fully Diluted
                                          --------    ---------   -------  -----------
  Continuing operations:
  Before extraordinary loss               $ 0.0714    $  0.0688  $ 0.0175       0.0166
  Extraordinary loss                             -            -    0.0043       0.0041
                                          --------    ---------  --------  -----------
  Total continuing operations               0.0714       0.0688    0.0219       0.0207

  Discontinued operations                  (0.0004)     (0.0004)   0.0065       0.0061
  (Income)/Loss

  Net loss per share                      $ 0.0710    $  0.0677  $ 0.0283       0.0269
                                          ========    =========  ========  ===========

  Shares used in per share calculation
  - basic                                            61,111,623             46,118,595
                                                     ==========            ===========

  Shares used in per share calculation
  - diluted                                          63,364,131             48,628,416
                                                     ==========            ===========

                      Consolidated Statement of Changes in
                              Shareholders' Equity
                   for the years ended June 30, 2000 and 1999
                                   Split Table

                                                                                                         Accumulated
                                                                                          Additional         Other
                                    Preferred Stock                Common Stock            Paid-in       Comprehensive
                                   Shares     Amount           Shares        Amount        Capital       Income (loss)
                                   ------   ----------       ----------   ------------   ------------    ------------
Balance, June 30, 1998                  -   $       --       41,348,546   $     41,348   $  4,335,141    $       --

   Comprehensive income (loss):
    Net loss from operations
     during the period                  -           --             --             --             --              --
    Foreign currency translation
     adjustment                         -           --             --             --             --           (10,887)
    Net unrealized loss on
     securities                         -           --             --             --             --           (34,705)

   Sale of common stock, net of
    issuance costs                      -           --        8,625,000          8,625        708,758            --

   Issuance of commons stock for
    acquisitions                        -           --        1,200,000          1,200      1,134,743            --

   Conversion of short-term debt to
    commonstock                         -           --        2,750,000          2,750      2,747,250            --

   Issuance of common stock for
    services                            -           --        4,976,000          4,976        267,629            --

   Compensation expense recognized on   -           --             --             --           65,896            --
    option grants

Balance, June 30, 1999                  -   $       --       58,899,546   $     58,899   $  9,259,417    $    (45,592)

    Comprehensive income (loss):
    Net loss from operations
     during the period                  -           --             --             --             --              --
    Net unrealized loss on
     securities                         -           --             --             --             --            28,049

    Issuance of common stock for
     acquisitions                       -           --        2,075,000          2,075      2,836,370            --

    Issuance of common stock for        -           --          510,000            510        811,500            --
     services

    Compensation expense on grants      -           --             --             --          201,400            --

    Sale of common stock
                                        -           --        3,030,303          3,030        396,970            --


Balance, June 30, 2000
                                        -           --       64,514,849         64,514     13,505,657         (17,543)


                                                          Total
                                       Accumulated     Shareholders'  Comprehensive
                                         Deficit          Equity      Income (loss)
                                        ----------       ---------    ------------
Balance, June 30, 1998                $ (4,596,225)       (219,736)   $       --

   Comprehensive income (loss):
    Net loss from operations
     during the period                  (1,305,873)     (1,305,873)     (1,305,873)
    Foreign currency translation
     adjustment                               --           (10,887)        (10,887)
    Net unrealized loss on
     securities                               --           (34,705)        (34,705)

   Sale of common stock, net of
    issuance costs                            --           717,383            --

   Issuance of commons stock for
    acquisitions                              --         1,135,943            --

   Conversion of short-term debt to
    commonstock                               --         2,750,000            --

   Issuance of common stock for
    services                                  --           272,605            --

   Compensation expense recognized on         --            65,896            --
    option grants

Balance, June 30, 1999                  (5,902,098)      3,370,626    $ (1,351,465)

    Comprehensive income (loss):
    Net loss from operations
     during the period                  (4,336,425)     (4,336,425)     (4,336,425)
    Net unrealized loss on
     securities                               --            28,049          28,049

    Issuance of common stock for
     acquisitions                             --         2,838,445            --

    Issuance of common stock for              --           812,010            --
     services

    Compensation expense on grants            --           201,400            --

    Sale of common stock
                                              --           400,000            --


Balance, June 30, 2000
                                       (10,238,532)      3,314,096      (4,308,376)

                      Consolidated Statements of Cash Flows

               For the years ended June 30, 2000 and June 30, 1999


                                                       June 30, 2000      June 30, 1999
                                                       -------------      -------------
Operating Activities:
    Net Loss                                            $(4,336,434)    (1,305,873)
Adjustments to reconcile net (loss) to
 net cash provided by (used in) operating activities:
        Intangible amortization                             490,561         26,656
        Stock based compensation                            201,400         65,896
        Amortization and depreciation                        31,432          1,136
        (Gain)/Loss on discontinued operations              (25,623)        98,039
        Issuance of common stock for services               812,010        272,605

Changes in operating assets and liabilities:
    Accounts receivable - trade, net                         16,129        (16,025)
    Other Accounts receivable                                  --           33,229
    Prepaid expenses                                        (69,296)       (18,487)
    Inventory                                                  --           16,583
    Security deposit                                         (8,014)          --
    Accounts payable                                         74,044
     Accrued liabilities                                    266,835        127,994

        Net cash used in operating activities            (2,546,956)      (698,247)

Investing activities:

    Sale of of marketable securities                      1,589,979           --
    Purchase of marketable securities                          --       (1,599,975)
    Cash acquired in acquisitions                               500         11,543
    Restricted cash                                        (125,000)
    Change in other investments, net                        (65,982)      (145,000)
    Proceeds from disposal of property and equipment           --           78,902
    Purchases of property and equipment                    (142,911)       (68,646)

        Net cash used in investing activities             1,256,586     (1,723,176)

Financing activities:
    Proceeds from issuance of common stock                  400,000        717,383
    Conversion of debt to common stock                         --        2,750,000
    Proceeds from short term debt                           250,000           --
    Payments on notes payable                              (100,000)      (361,000)
    Proceeds from (Loan to) to related party                900,000       (900,000)
    Payment received on loan to related party               188,142           --
    Due to related party                                   (596,875)       596,875

        Net cash provided by financing activities         1,041,267      2,803,258

        Increase in cash and cash equivalents              (249,103)       381,835

Cash and cash equivalents, beginning of period              424,781         42,946

Cash and cash equivalents, end of period                $   175,678        424,781

                      Consolidated Statements of Cash Flows
                                   (Continued
               For the years ended June 30, 2000 and June 30, 1999

                                                        June 30,       June 30,
                                                          2000           1999
                                                          ----           ----
Supplemental disclosures of cash flow information:
     Cash paid during the period for
         Interest                                   $    9,573             12
         Taxes                                      $    4,800              -


The following non cash transactions occurred during the year ended June 30, 1999:

     Acquisition of BuckInvestor, Inc.
         Intangibles                                 $ 1,006,700
         Issuance of common stock for acquisitions
                                                      (1,012,700)
                                                     -----------
             Cash received                           $    (6,000)
                                                     ===========
     Acquisition of MBMagic, Inc.
         Intangibles                                 $   112,900
         Issuance of common stock for acquisitions      (112,900)
                                                     -----------
             Cash received                           $      --
                                                     ===========

The following noncash transactions occurred during the year ended June 30, 2000:

     Acquisition of MBMagic, Inc
         Intangibles                                 $   315,149
         Issuance of common stock for acquisition       (315,149)
                                                     -----------
             Cash received                           $      --
                                                     ===========
     Acquisition of StreetIQ
         Intangibles                                 $   800,199
         Issuance of common stock for acquisition       (800,199)
                                                     -----------
             Cash received                           $      --
                                                     ===========
     Acquisition of iTrack.Com
         Intangibles                                 $ 1,722,594
         Issuance of common stock for acquisition
                                                      (1,722,594)
                                                     -----------
             Cash received                           $      --
                                                     ===========

1.   Summary of Significant Accounting Policies
     ------------------------------------------

         A.       General Description of Business

         Cosmoz.com, Inc., ("Cosmoz" or the "Company"), a Delaware corporation, (http://www.cosmoz.com), offers through the World Wide Web a network of branded, technology and community-driven Websites focused on the following categories: personal finance and investing; search and directory; commerce; and games; and it provides incubation services to companies in the Internet industry. The Company provides strategic consulting, business services, and seed capital to emerging companies that are developing Internet Websites or Web-enabling technologies.

         The Company was incorporated in Delaware on October 15, 1996, as MIS International, Inc., which merged with MIS Multimedia Interactive Services Inc., a Canadian corporation, as of July 1, 1997. MIS Multimedia Interactive Services Inc. and its subsidiaries (Pretzel Franchising, Inc. and Wheel to Wheel Franchising, Inc.) were engaged in the business of developing and selling franchises. Wheel to Wheel Franchising, Inc. ("WTW"), concentrated on the marketing of franchises for automotive service centers that used recycled automotive parts, and it operated an automotive service center in Ontario, Canada. Pretzel Franchising, Inc. ("PFI"), concentrated on the marketing of franchises for "Pretzel Twister" and it operated a store in Toronto, Ontario. These two Canadian subsidiaries are inactive as of September 30, 1998.

         During 1999, the Company consummated the acquisitions of BuckInvestor.com, Inc., and KingFine, Inc. The shareholders of these corporations exchanged all of their shares for shares of the Company's Common Stock in business combinations that were accounted for under the pooling of interest method for KingFine, Inc., and under the purchase method for BuckInvestor.com, Inc.

         All financial information has been retroactively adjusted to reflect the combined operations of the Company and KingFine, Inc., as if it were a wholly-owned subsidiary of the Company since inception.

         During the year ended June 30, 2000, the Company consummated the acquisitions of Ivory Acquisition Corporation, StreetIQ, Inc., iTrack, Inc., and the remaining 51% interest in MB Technologies, Inc. The shareholders of these corporations exchanged all of their shares for shares of the Company's Common Stock.

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

              o StreetIQ, Inc.(www.streetiq.com), which provides focused online investment information and a community for women;

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

         B.       Basis of Presentation and Organization

         These consolidated financial statements represent the financial activity of Cosmoz.com, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.

         In December 1998, the Company changed its focus from operating and franchising pretzel kiosks, retail stores and an automotive service center (as described above) to investments and acquisitions of Internet-related businesses and web-based technologies. The Company's Internet acquisitions offer both a content source and an application source for investors. All activity related to Pretzel Franchising, Inc., and Wheel to Wheel, Inc. is shown as discontinued operations.

         The equity and net loss attributable to the minority shareholder interests that related to the Company's subsidiaries are shown separately in the consolidated balance sheet and consolidated statement of operations, respectively. Losses in excess of the minority interest in equity would be charged against the Company.

         C.       Cash and Cash Equivalents, Short and Long-Term Investments

         For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. All of Cosmoz's short-term investments are classified as available-for-sale at the balance sheet dates. Investments classified as available-for-sale are recorded at fair value and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income/loss.

         The Company invests in equity instruments of privately held information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values.

         Restricted Cash

         In accordance with the letter of credit agreement with Shanghai Bank, the Company is required to keep $125,000 on deposit as collateral for the letter of credit issued by the bank. The letter of credit is required pursuant to the lease agreement for the Company's office facilities.

         D.       Property and Equipment

         Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives for financial reporting purposes are as follows: furniture and fixtures, five to seven years; computer hardware and software, three years; leasehold improvements, over the shorter of five years or the lease term. The cost and related accumulated depreciation of all property and equipment retired or otherwise disposed of are removed from the accounts. Any gain or loss is recognized in the current period. Various accelerated methods are used for tax purposes.

         Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of the assets are added to the property and equipment.

         E.       Income Taxes

         The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

         F.       Revenue Recognition

         The Company's revenues are derived principally from two sources. The first source is the sale of banner and sponsorship advertisements that appear on the Company's website properties.

         The Company's standard rates for banner advertising are based on cost per thousand impressions for run of network. The price depends on whether the advertising is targeted to specific audiences and properties. To date, the duration of the Company's banner advertising commitments has ranged from one week to 2 months.

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

         Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's on-line properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company has agreements that provide revenue from electronic commerce transactions. These revenues are recognized by the Company upon notification from the advertiser of revenues earned by Cosmoz.

         The Company's second source of revenues is the distribution of advertisements and reports on behalf of growth stock companies via electronic mail to the Company's opt-in email distribution list. This opt-in email list was obtained through marketing efforts in its family of investment-related websites.

         The Company often receives payment in shares of stock, in lieu of cash, from customers who receive services from its ProfitWire Media Group. The Company policy is to sell such securities within three months.

         G.       Product and Web-site Development

         Costs incurred in the development of new products or properties and enhancements to existing products are charged to expense as incurred. Material software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Technological feasibility is determined based on the completion of a working model. The Company has not capitalized any software development costs.

         H.       Advertising Costs

         All  advertising  costs are expensed as incurred.  Advertising  expense
         totaled   approximately   $359,197   and  $93,157  in  2000  and  1999,
         respectively.

         I.       Marketable Securities

         The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax recorded in shareholders' equity. The Company invests its excess cash in mutual funds and equity securities traded on national stock markets. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recorded a net unrealized gain of $28,049 in 2000 and a net unrealized loss of $34,705 in 1999 , on these types of investments.

         The Company invests in equity instruments of privately held, Internet and information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicated that such assets might be impaired. To date, no such impairment has been recorded.

         J.       Use of Estimates

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

         Management makes estimates that affect reserves for discontinued operations, deferred income tax assets and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

         K.       Earnings per Share

         The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

         Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted EPS calculations.

         The difference between Basic and Diluted EPS is due to the effect of dilutive stock options and warrants.

         L.       Segments of an Enterprise and Related Information

         The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has reported its franchising operations in Canada as discontinued operations, and the results of its Internet operations as continuing operations. Currently, the Company operates in only one segment.

         M.       Comprehensive Income

         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

         N.       Business Risks and Credit Concentrations

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

         Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at June 30, 2000.

         O.       Foreign Currency and International Operations

         The functional currency of the Company's international subsidiaries, PFI and WTW, is the Canadian dollar. The financial statements of these subsidiaries are translated to US dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains (losses), which are deferred and accumulated as a component of shareholders' equity, were not significant in 2000 and were $10,887 in 1999, respectively. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during the periods presented.

         International operations were discontinued during the year, and there are no foreign assets as of June 30, 1999. There were no foreign exchange transactions during the year ended June 30, 2000.

         P.       Recent Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 (SFAS 137), " Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 137 defers its effective date for fiscal years beginning after June 15, 2000. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current period financial statements.

         Q.       Software Developed for Internal Use

         The American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 and is deemed to not have a material impact on the financial statements and related disclosures.

         R.       Intangibles

         Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties. The difference between the fair market value of the assets acquired and consideration paid is recorded as goodwill. The Company estimates that the economic useful life of the goodwill is seven years.

         S.       Long-lived Assets

         The Company identifies and records impairment losses on long-lived assets and identifiable intangible assets, when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

         T.       Stock Based Compensation

         The Company accounts for its stock based compensation plan based on accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123,
         Accounting for Stock-Based Compensation. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

         In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25. The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date. Certain events and practices covered in this Interpretation have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The Company will adopt the provisions of this Interpretation starting July 1, 2000.

2.       Income Taxes
         ------------

         The Company incurred $7,200 and $800 in state taxes for the years ended June 30, 2000 and 1999, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2000 and 1999. The Company incurred net operating losses for this period. The Company has incurred net operating losses from its operations in Canada (discontinued by September 1998), and accordingly no provision for Canadian income taxes is recorded.

        Income Before Income Taxes                              2000            1999
                                                            -----------     -----------
        United States                                       $(4,362,057)    $(1,007,928)
        Canada                                                   25,623        (297,945)
                                                            -----------     -----------
                                                            $(4,336,434)    $(1,305,873)
                                                            ===========     ===========

        Income Tax Provision                                       2000            1999
                                                            -----------     -----------
        Current:
                 Federal                                    $      --       $      --
                 State                                            7,200             800
                 Foreign                                           --              --
                                                            -----------     -----------
                                                            $     7,200     $       800
                                                            ===========     ===========

        Deferred:
                 Federal                                    $      --       $      --
                 State                                             --              --
                 Foreign                                           --              --
                                                            -----------     -----------
                                                                   --              --
                                                            ===========     ===========

        Effective Tax Rate Reconciliation                          2000            1999
                                                            -----------     -----------
        Federal income tax rate                                     34%             34%
        State and local taxes, net of
                 federal tax benefit                               3.01%           3.01%
                                                            -----------     -----------
                                                                  37.01%          37.01%
                                                            ===========     ===========

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2000 and 1999:

   Deferred Tax                                            Year Ended
   Assets and Liabilities                     2000                           1999
   ----------------------                     ----                           ----
                                      Federal         State        Federal         State
                                   -----------    -----------    -----------    -----------
Deferred income tax assets:
     Net operating loss
       Carryforwards               $ 1,683,137    $   205,322    $   342,696    $    84,666
     Capital loss                       19,944          5,188         11,800          2,915
     Property & equipment                6,359          1,653          1,843            455
     Federal benefit for
       state taxes                      60,373           --            1,786           --
     Other                               3,540            920           --             --
                                   -----------    -----------    -----------    -----------

Total deferred tax assets            1,773,353        213,083        358,125         88,036
                                   -----------    -----------    -----------    -----------

Deferred income tax liabilities:
     Intangible assets                 (40,442)       (10,515)        (4,823)        (1,194)
     Unrealized investment loss         (2,229)          (579)       (68,000)       (16,800)
     Nondeductible reserves            (93,931)       (24,422)      (102,643)       (25,359)
                                   -----------    -----------    -----------    -----------

Total deferred tax liabilities        (136,602)       (35,516)      (175,466)       (43,353)
                                   -----------    -----------    -----------    -----------

Net deferred tax assets before
     valuation allowance             1,636,751        177,567        182,659         44,683
Valuation allowance                 (1,636,751)      (177,567)      (182,659)       (44,683)
                                   -----------    -----------    -----------    -----------

Net deferred tax assets            $      --      $      --      $      --      $      --
                                   ===========    ===========    ===========    ===========


Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $10,166,132 from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019.

3.       Investments
         -----------

                  At  June  30,  1999,   short  and  long-term   investments  in
         marketable securities were classified as available-for-sale as follows:

                        Gross        Gross         Gross
                     Amortized    Unrealized    Unrealized    Estimated
                        Cost         Gain           Loss      Fair Value
                     ----------   ----------    ----------    ----------
Corporate equity     $  596,875   $     --      $  (44,375)   $  552,500
securities

Mutual Funds:
 Equity securities      301,524       11,260          --         312,784
 Debt securities        701,576       (1,590)      699,986
                     ----------   ----------    ----------    ----------
Total short-term
investments           1,599,975       11,260       (45,965)    1,565,270

Corporate equity
securities,
privately-held          145,000         --            --         145,000
                     ----------   ----------    ----------    ----------

Total                $1,744,975   $   11,260    $  (45,965)   $1,710,270
                     ==========   ==========    ==========    ==========

At June 30, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                       Gross      Gross       Gross
                     Amortized  Unrealized  Unrealized  Estimated
                       Cost       Gain        Loss      Fair Value
                     --------   --------    --------    --------
Mutual Funds:
 Equity securities   $ 10,000   $   --      $ (6,657)   $  3,343
                     --------   --------    --------    --------
Total short-term

investments            10,000     (6,657)      3,343

Corporate equity
securities,

privately-held        210,982       --          --       210,982

                     --------   --------    --------    --------
Total                $220,982   $   --      $ (6,657)   $214,325
                     ========   ========    ========    ========


         Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

         On April 26, 2000, eCal Corporation ("eCal") acquired iPing, Inc. ("iPing"). The Company had made an early-stage investment in iPing. The acquisition of iPing by eCal resulted in 500,000 Series B iPing Preferred Stock owned by Cosmoz being converted into $375,000, (the original cash investment), and 56,108 shares of eCal Common Stock. Currently, eCal is a privately held corporation, and the value of eCal shares is not determinable.

4.       Stock Option Plan
         -----------------

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

         The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2000 and 1999, the Company has granted options exercisable for the Company's common stock to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

         Under this plan, no option may be exercised after the expiration date of ten years from the date of grant. There are two categories of options: Incentive Stock Options (ISO) and Non-Qualified Stock Options
         (NSO).

         ISOs are granted to employees and the purchase price shall not be less than the Fair Market Value of the common stock share at the date of grant and no ISO shall be exercisable more than ten (10) years from date of grant, and, no NSO shall be exercisable more than five (5) years from date of grant. NSOs may be granted to any eligible participant, and ISO are granted only to employees of the Company.

         In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination.

Stock options issued as of June 30, 2000 and 1999 are summarized as follows:

                                                            2000                                 1999
                                                            ----                                 ----
                                                  Number            Weighted          Number of         Weighted
                                                    of               average           options           average
                                                  options           exercise                            exercise
                                                                      price                               price
                                              ----------------    -------------    --------------    --------------
Outstanding at beginning of year                    2,700,000     $        0.21         2,500,000     $        0.15
Granted                                             1,552,500              0.98           200,000              1.25
Exercised
Forfeited/Cancelled                               (3,460,000)              0.40                 -                 -
                                              ----------------    -------------    --------------    --------------

Outstanding at end of year                            792,500              0.36         2,700,000              0.24
                                              ================    -------------    ==============    --------------

Exercisable at end of year                            434,028     $        0.32         2,625,000     $        0.21
                                              ================    =============    ==============    ==============

         The non-statutory stock options are for periods of three to four years. Options to purchase 434,028 shares were vested as of June 30, 2000.

         The following table summarizes information about options outstanding at June 30, 2000.

                                                      Weighted       Weighted Average
                                                      Average           Remaining       Number Exercisable
                                                   Exercise Price    Contractual Life          as of
        Exercise prices      Number Outstanding       per Share          in Years          June 30, 2000
        ---------------      ------------------       ---------          --------          -------------
              $0.59                  517,500            $ 0.59             2.80               259,028
              $1.00                  100,000              1.00             1.25               100,000
              $1.50                  175,000              1.50             3.07                75,000
                            ---------------------                                      ---------------------

                                         792,500                                                  434,028
                            =====================                                      =====================

         The exercise period for the options range from two to four years from the date of the grant, and have various vesting requirements.

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal year ended June 30, 2000, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended June 30:

                                                                            2000                 1999
                                                                       ---------------      ----------------
         Net loss:
          As reported                                               $     (4,336,425)    $      (1,305,873)
          Pro forma                                                 $     (4,754,401)    $      (1,423,015)

         Basic and diluted loss per common share:
          As reported:
          Basic                                                     $         (0.071)    $          (0.028)
          Diluted                                                   $         (0.068)    $          (0.027)
          Pro forma:
          Basic                                                     $         (0.078)    $          (0.031)
          Diluted                                                   $         (0.075)    $          (0.029)


         Options are granted at prices are equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period. During the years ended June 30, 2000 and 1999, the Company recorded compensation expense related to certain stock options issued with exercise prices below fair market value of the related common stock. Under APB-25, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the measurement date. This is referred to as the intrinsic value method. The Company recorded compensation expense in the amount of $201,400 and $65,896 for the years ended June 30, 2000 and 1999, respectively.

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 6.0%, and expected life of 5 years; 2000: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 6.3%, and expected life of 5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

5.       Acquisitions
         ------------

         A.       Acquisition of BuckInvestor.com, Inc.

         On May 5, 1999, the Company completed the acquisition of all outstanding shares of BuckInvestor.com, Inc. ("BuckInvestor.com"), a privately held online financial information content provider, through the issuance of 900,000 shares of Cosmoz Common Stock, a market value of $1,012,500 at the time of the transaction. The acquisition was accounted for as a purchase in accordance with the provisions of APB 16.

         Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill. Results of operations for BuckInvestor.com have been included with those of the Company subsequent to the date of acquisition. The Company estimated that the economic useful life of the goodwill was seven years. Upon acquisition, the historical financial results of BuckInvestor.com were de minimis.

         B.       Acquisition of KingFine, Inc.

         On June 10, 1999, the Company completed the acquisition of all outstanding shares of KingFine, Inc. ("KingFine"), a privately-held online financial information content provider and operator of an online message board, through the issuance of 200,000 shares of Cosmoz Common Stock for all of KingFine's outstanding shares. The acquisition was accounted for as a pooling of interests. The consolidated financial statements for the year ended June 30, 1999 and the accompanying notes reflect the Company's financial position and the results of operations as if KingFine was a wholly-owned subsidiary of the Company since inception.

         C.       Acquisition of MB Technologies, Inc.

         On May 6, 1999, the Company completed the acquisition of 49% of all the outstanding shares of MB Technologies, Inc. ("MB"), privately held operator of online message boards. Under the terms of the acquisition, the Company exchanged 100,000 shares of Cosmoz Common Stock with a market value of $112,800 for 98 shares of MB Technologies. The difference between the amount paid and the value of the pro rata share of MB's stockholders' equity was recorded as goodwill. The Company estimated that the economic useful life of the goodwill was seven years. The Company has an option to purchase the remaining 51% interest in MB from its shareholders. The financial results of MB were de minimis for the year ended June 30, 1999.

         The Company exercised its option to purchase the remaining 51% interest in MB on July 30, 1999 for 150,000 shares of Cosmoz Common Stock with a market value of $315,000.

         D.       Ivory Acquisition Corporation

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

         The Company paid the transaction costs of acquisition (primarily legal fees) and initial filing fees in the amount of $100,000. The Company issued 250,000 shares of its common stock in exchange for all the outstanding common stock of Ivory. The acquisition was accounted for under the pooling method in accordance with the provisions of APB 16.

         E.       StreetIQ.com, Inc.

         On August 9, 1999, the Company completed the acquisition of all outstanding shares of StreetIQ.com, Inc. ("StreetIQ"), a privately-held online financial information content provider and publisher of "whisper numbers", through the issuance of 400,000 shares of Cosmoz's Common Stock, with a market value of $800,000. The acquisition will be accounted for as a purchase in accordance with the provisions of APB
         16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed will be allocated to goodwill. Results of operations for StreetIQ will be included with those of the Company subsequent to the date of acquisition. The Company estimated that the economic useful life of the goodwill was seven years. Upon acquisition, the historical financial results of StreetIQ were de minimis.

         F.       iTrack.com, Inc.

         In October 1999 Cosmoz through an asset purchase agreement acquired all the assets of iTrack.com, Inc. ("iTrack"), a privately held online auction monitoring site. Under the proposed terms of the acquisition, iTrack will be acquired by Cosmoz in exchange for a maximum of 1,275,000 shares of Cosmoz's Common Stock, with a market value of $1,722,594. The acquisition was accounted for under the purchase method in accordance with APB 16. The historical operating results of iTrack are not considered to be significant.

6.       Extraordinary Loss
         ------------------

         During 1999, the Company terminated its acquisition of Investors Guru, a website specializing in providing financial content to investors. Under the terms of the purchase agreement, the Company forwarded an initial payment of $200,000 to the owners of Investors Guru, which was lost when the acquisition was terminated prior to completion. Accordingly, the Company has recorded a one-time charge of $200,000 for the failed acquisition.

7.       Discontinued Operations
         -----------------------

         The Company's management and its Board of Directors decided to discontinue operations in Canada as of July 1998. Operations in Canada consisted of operating and franchising "Pretzel Twister" stores, and the operation of an automotive service center "Wheel to Wheel". To implement this decision, the Company concluded the following transactions:

         A. On August 31, 1998, the Company abandoned all operations of Wheel to Wheel, including its facilities lease. The Company disposed of the assets of the Wheel to Wheel store and used the proceeds to settle liabilities to the extent of available funds.

         B. In July 1998, the Company abandoned all operations of Pretzel Franchising, Inc. The Company informed its franchisees that PFI will cease to operate, and the Company operated store in Toronto, Ontario was closed.

         In consideration of the issues listed above, the Company maintains a reserve for potential loss contingencies from discontinued operations of approximately $60,000. The estimate for loss contingencies from discontinued operations was reduced during 2000.

         There are no assets from discontinued operations on the balance sheet. The liabilities attributable to discontinued operations are identified as such on the balance sheet. There were no net sales attributable to discontinued operations in 2000, and net sales attributable to discontinued operations were $48,753 in 1999. Income (loss) from discontinued operations of $25,623 and $(297,945) for the years ended June 30, 2000 and 1999 is reported net of income tax expense (benefit), which was zero for both years.

8.       Common Stock Transactions
         -------------------------

         The Company concluded several private placement offerings of its common stock during 2000 and 1999 and converted short-term debt into common stock. The Company raised approximately $400,000 and $3,500,000 in cash in 2000 and 1999, respectively, from these placements. The Company has a subscription receivable for $600,000 as of June 30, 2000. The Company also issued common stock to individuals and companies in lieu of cash compensation.

         On February 10, 1999, the Company issued warrants to purchase 4,000,000 shares of its common stock at an exercise price of $0.75. The warrants are for a three- year period and expire on February 9, 2002.

         On January 10, 2000, the Company issued 3,375,000 shares of its common stock to three executive officers, who are also directors of the Company, and to one employee. This distribution was made to secure the services of these officers and employee, and to serve as a continuing incentive to remain with the Company. The Company, these officers and one employee subsequently canceled all 3,375,000 shares. These financial statements give retroactive effect to this transaction in calculating the weighted average of shares outstanding.

         The Company issued 50,000 shares of its common stock to an individual in lieu of cash compensation, which had a market value of $75,000 in exchange for drafting weekly articles for publishing on the Company's websites. The Company also issued common stock to individuals and companies in lieu of cash compensation for services provided to the Company.

         On May 6, 2000, the Company signed a subscription agreement with Tupelo Investment Co., Ltd. to purchase 3,030,303 shares of the Company's restricted common stock at a discount from market price of $0.33 per share, for an aggregate consideration of One Million Dollars ($1,000,000). Total payment shall be made in five equal monthly installments commencing May 31, 2000. Each installment payment shall be paid no later than 30th of the month until the aggregate amount of $1,000,000 is fully paid. As of June 30, 2000, the Company had received payment of $400,000 from Tupelo Investment under this agreement.

         On June 26, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC. ("Swartz"). According to this investment agreement, Cosmoz may, in its sole discretion and subject to certain restrictions, periodically sell shares of its common stock to Swartz. The sale of shares is called a "put". Under the investment agreement, the Company may sell up to $20,000,000 of its shares. The Company may begin putting shares when the shares become registered, in accordance with the Securities and Exchange Act of 1933, and for three years after. The investment agreement allows the Company to choose to sell common stock to Swartz at times that it decides are advantageous. The investment agreement is not a debt instrument. Any put exercised by the Company is the sale of common stock and not a loan. The investment agreement with Swartz operates as follows:

                  o Cosmoz is  permitted  to sell to  Swartz  up to  $20,000,000 worth of its common stock;
                  o The  Company  determines  number of shares that it wishes to issue to Swartz, but the amount it sells is subject to volume limitations;
                  o Swartz  pays the  Company  either  the  market  price of the common stock less 7.5 cents, or 91% of the market price, whichever is less;
                  o Swartz  may  either  hold the  shares,  or sell  them in the public market; o The Company also issued a warrant to Swartz as part of this agreement;
                  o Specifically,  it issued warrants which are convertible into
                    2,400,000 shares of common stock.Warrants for 1,200,000 shares bear an exercise price of $0.375, which is based upon the lowest closing price for the five days preceding June 26, 2000. The other warrants for 1,200,000 shares bear an exercise price that is the lower of the lowest closing price for the 5 trading days prior to the effective date of this registration statement; or the lowest closing price for the 5 trading days prior to October 27, 2000. The exercise price is subject to adjustment every six (6) months and is tied to the lowest closing price for the five trading days preceding the adjustment;
                  o Swartz   also  has  the   right  to   additional   warrants.
                    Specifically, Swartz is entitled to warrants for 10% of the number of shares that the Company sells to them under this agreement. The price per share under these warrants will be 110% of the market price when the warrant is issued. The exercise price is subject to adjustment every six (6) months and is tied to the lowest closing price for the five trading days preceding the adjustment.

Warrants

                  A summary of the Company's outstanding warrants as of June 30, 2000 and 1999 is presented below:

                                                                        Exercise
                                                      Shares            Price
                                                      ---------   --------------
                    Outstanding at June 30, 1998              -                -

                    Issued                            4,000,000   $         0.75
                                                      ---------

                    Outstanding at June 30, 1999      4,000,000   $         0.75

                    Issued                            2,400,000   $        0.375
                                                      ---------

                    Outstanding at June 30, 2000      6,400,000
                                                      =========

         The warrants issued in 2000 have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.

9.       Related Party Transactions

         The following transactions occurred between the Company and certain related parties:

         A.       Asia Pacific Ventures

         Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Cosmoz. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Cosmoz on loans made by APV to the Company.
         Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw, current CEO of the Company. The amount due from shareholder at June 30, 1999 was $188,142. This amount was repaid in full to the Company in January 2000. . In February 2000, APV advanced to the Company $250,000. The note payable is due upon demand and bears an annual interest rate of 12%, and the balance as of June 30, 2000 is $150,000.

         B. Advances from Shareholders that were converted to common stock during the year ended June 30, 1999, are noted as follows:

                                               Shares               Amount
                                          -----------------     ----------------

         Note payable to shareholders         2,750,000          $   2,750,000
         ----------------------------
                                          -----------------     ----------------
                                              2,750,000          $   2,750,000
                                          =================     ================

                  There were no conversions of notes payable into common stock in 2000.

         C.       Wilfred Shaw

         The following transactions took place between the Company and Wilfred Shaw, the CEO and Chairman of the Board of Directors: The Company received an advance from Wilfred Shaw of $596,875 in the form of publicly traded securities. The borrowing does not bear any interest, and it was due on demand. In 2000, the corporate equity securities were returned to Mr. Shaw in full settlement of the outstanding debt.

         On  May  2,  1999,  the  Company   advanced  Mr.  Shaw  $900,000  in  a
         non-interest bearing note. In 2000, Mr. Shaw repaid the Company in full.

         Mr. Wilfred Shaw has been performing the duties of Chairman and CEO of Cosmoz starting July 1, 1998 to December 31, 1999, and he has received no remuneration for his services, which is pursuant to his decision. He has performed these services pro bono.

         Mr. Shaw also did not receive any compensation for the period starting July 1, 1998 to December 31, 1999 for serving as the Chairman of the Board of Directors. Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations. On October 15, 1999, options convertible to 2,500,000 shares of common stock, which were granted to CEO Wilfred Shaw, expired without being exercised.

         D.       Sharpmanagement.com, LLC.

         The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred Shaw. As of June 30, 2000, SharpManagement is due $248,427.

         E.       Common Stock transactions

         On April 12, 1999, the Company sold 8,625,000 shares of stock for $.083 per share. The total proceed from these transactions was $717,383. Of this amount, the Company sold 1,025,000 of these shares to a family member of Wilfred Shaw, the CEO and Chairman of the Board of Directors of Cosmoz.

         F.       Wing Yu

         Mr. Wing Yu, an officer of the Company, held a 25% in KingFine which was acquired by Cosmoz on June 10, 1999. As a result of this transaction, Mr. Yu received 50,000 shares of Cosmoz Common Stock in exchange for his 25% interest in KingFine.

10.      Commitments and Contingencies
         -----------------------------

         A.       Legal

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

         B.       Operating Leases

         The Company signed a lease termination agreement on March 27, 2000 with G & I Howard, LLC in connection with its previously leased principal office at 55 Hawthorne Street, Suite 550, San Francisco, California, 94105. The Company paid a $3,081 termination fee. The lease termination agreement constitutes a full and final accord and satisfaction and general release from any and all obligations and liabilities in connection with the lease.

         On March 1, 2000, the Company's principal executive offices relocated to a 5,900 square foot facility at 1515 S. El Camino Real, Suite 100, San Mateo, California 94402. The Company leases the facility under a 3-year agreement that terminates on February 28, 2003, with no renewal option. The aggregate annual rental rate for the entire facility for the first, second, and third years of the lease term is $248,094, $255,182, and $262,271, respectively. The Company is also obligated to pay 33.34% of increases in operating expenses and property taxes paid or incurred by the landlord in the second and third years of the lease term. All operations including system development, control, and maintenance are performed at this facility.

         For the years ended June 30, 2000 and 1999, rent expense was $146,707 and $12,884, respectively.

         C.       Letter-of-credit

         As of June 30, 2000, the Company was contingently liable under an outstanding irrevocable letter of credit from a bank in the principal amount of $125,000, issued in connection with the lease of certain office space. The letter of credit is collateralized by a $125,000 cash deposit with the bank.

11.      Going Concern Uncertainties
         ---------------------------

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

         In view of these matters, management believes that actions presently being taken to expand the Company's operations and to continue its web-site development activity provide the opportunity for the Company to return to profitability. The Company's focus on strategic technological investments will improve the Company's cash flow, profitability, and ability to raise additional capital so that it can meet its strategic objectives.

         Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. In August 2000, the Company has filed a registration statement (Form S-1) with the US Securities and Exchange Commission to register shares for sale. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12.      Risks Presented by the Year 2000 Issue
         --------------------------------------

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As of June 30, 2000, the Company has not had any systems that were unable to accurately process certain date-based information.

         The Company management does not anticipate the Year 2000 issue to have a significant impact on its operations or financial operations. The Company has not incurred material costs to date in this process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition.

         Although Cosmoz currently believes that its systems are Year 2000 compliant in all material respects, the current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. The Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more Cosmoz's Internet properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as its building equipment and non-IT systems embedded micro-controllers that may not be Year 2000 compliant. The Company has assessed that there are no material effects on operations from these third parties providing service to the Company.

13.      Subsequent Events
         -----------------

         In August 2000, the Company filed a Registration Statement, Form S-1, pertaining to the sale of 26,666,667 shares of its common stock, of which none are issued and outstanding, and the shares are issuable upon exercise of "put" options with Swartz and for shares issuable under warrants outstanding. The shares are issuable upon sale or exercise of securities, which were issued, by the Company in private placement transactions. The Securities and Exchange Commission is currently reviewing the Registration Statement filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

Our directors, executive officers and other management employees and their respective ages and positions as of August 15, 2000, are as follows.

Name                       Age              Title
-------------------------------------------------
Wilfred Shaw               29               Director, Chairman, CEO
Wing Yu                    31               Director, Chief Operating Officer
Owen Naccarato             50               Director (non-employee)
Michael Spadaccini         35               General Counsel, Corporate Secretary

Wilfred Shaw has been our chairman of the board of directors since our formation. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Executive Officer. Mr. Shaw owns SharpManagement.com, LLC. Mr. Shaw has spent the last eight years in the venture capital and investment industries, serving as Vice President for Business Development for Intertech Group, a conglomerate of small companies based in Southeast Asia. From 1994 to 1996, Mr. Shaw was employed as the Vice President for Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay area. Mr. Shaw earned his Bachelor of Arts in Economics degree at Saint Mary's College.

Wing Yu, director and COO, has served as director since December of 1999, and as COO since May of 2000. Prior to serving as COO, Mr. Yu was our Vice President of Web Development. Prior to joining us, Mr. Yu was a teacher and a freelance Apple Macintosh developer for 6 years. While coordinating online advertising for Ticketmaster.com CitySearch.com Online, he developed various websites as a freelance web developer. He holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology.

Owen Naccarato, director, is not an employee of ours. For more than the past five years, Mr. Naccarato, an attorney, has practiced law as a sole practitioner in Irvine, CA. Mr. Naccarato formerly served as our lead securities counsel. Mr. Naccarato is admitted to the bar in the State of California.

Michael Spadaccini, General Counsel and Corporate Secretary, joined us in March of 2000. Mr. Spadaccini practiced law as a sole practitioner specializing in business law and intellectual property in San Francisco from 1993 until joining us in March of 2000. In his practice, Mr. Spadaccini represented businesses in a wide range of industries including furniture, fashion, farming, retail, computers, and the Internet. Mr. Spadaccini is admitted to the California Bar, as well as the Bars of the U.S. District Court for Northern California, the U.S. Court of Appeals for the 9th Circuit, and the U.S. Court of Appeals for Federal Circuit.

ITEM 11. EXECUTIVE COMPENSATION

Effective 1/1/2000, we entered into an agreement with SharpManagement, LLC, an entity entirely controlled by Wilfred Shaw, to secure the services of Wilfred Shaw as our CEO. Under the agreement, we are obligated to pay to SharpManagement an initial payment of $180,000, and annual payments of $180,000. As of the date of this filing, payments under the agreement have not been paid to either Mr. Shaw or SharpManagement.

No  executive  officer  or  other  employee  is  reasonably   expected  to  earn
compensation in excess of $100,000 in the fiscal year ending June 30, 2000.

However, two employees in addition to Mr. Shaw are expected to earn more than $100,000.00 in the fiscal year ending June 30, 2001. Michael Spadaccini, General Counsel and Corporate Secretary, began his employ on March 13, 2000. He earns an annual salary of $100,000.00, and in May of 2000, received options to purchase 84,000 shares of our common stock at a strike price of $0.5938 per share. Wing Yu, a director, was promoted to chief operating officer on May 11, 2000. He earns an annual salary of $120,000.00, and received a signing bonus of $6,800.00.

Owen Naccarato was appointed as our director on April 10, 2000. On March 20, 2000, Mr. Naccarato executed a director's agreement in which he was granted options to purchase 250,000 restricted shares of our common stock for $0.5938 per share.

On November 17, 1999, our Board of directors approved our 1999 stock option plan. On December 20, 1999, our shareholders, at our annual meeting, approved the plan, and authorized a pool of 6,000,000 shares of common stock to be issued according to the plan. The plan authorizes both incentive stock options and non-statutory stock options.

We  do  not  yet  have  a   compensation   committee  that  approves  or  offers
recommendations on compensation for our employees.

INDEMNIFICATION OF OUR DIRECTORS AND OFFICERS

Section 145 of the Delaware General Corporation Law provides, in effect, that any person made a party to any action by reason of the fact that he is or was our director, officer, employee or agent may and, in some cases, must be indemnified by us against, in the case of a non derivative action, judgments, fines, amounts paid in settlement and reasonable expenses including attorneys' fees incurred by him as a result of such action, and in the case of a derivative action, against expenses including attorneys' fees, if in either type of action he acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests. This indemnification does not apply, in a derivative action, to matters as to which it is adjudged that the director, officer, employee or agent is liable to us, unless upon court order it is determined that, despite such adjudication of liability, but in view of all the circumstances of the case, he is fairly and reasonably entitled to indemnity for expenses, and, in a non derivative action, to any criminal proceeding in which such person had reasonable cause to believe his conduct was unlawful.

Article V of our certificate of incorporation, as amended, provides that all of our directors shall be protected from personal liability to the fullest extent permitted by law.

Article VII of our Bylaws provides that we shall indemnify our officers and directors to the fullest extent permitted or authorized by current or future legislation or judicial or administrative decision against all adverse consequences.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  following  table  sets  forth  information   regarding  beneficial
ownership of common stock as of August 15, 2000 for a total of 64,514,848 shares of common stock, by:

o each shareholder known by us to own beneficially more than 5% of our common stock; o each person or entity known to us to own beneficially more than 5% of our common stock; o each of our directors; o each of our executive officers; and
o all executive officers and directors as a group.

                                                                      AMOUNT AND NATURE OF          PERCENT OF CLASS
(1) TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP          (1)
--------------------------- ----------------------------------------- ----------------------------- --------------------
CLASS A COMMON              Asia Pacific Ventures (2) Suite 13 16th   6,000,000                     9.30%
                            Floor, Kinwick Centre,
                            32 Hollywood Road
                            Central Hong Kong, Hong Kong
CLASS A COMMON              Times Square International, Inc.          7,500,000                     11.63%
                            C/O MIS International, Inc. 145 Traders
                            Blvd, E. #40, Mississauga, Ontario,
                            Canada L4Z 3L3
CLASS A COMMON              Corworth Investment, Inc. C/O MIS         7,356,117                     11.40%
                            International, Inc.
                            145 Traders Blvd, E. #40 Mississauga,
                            Ontario, Canada L4Z 3L3
CLASS A COMMON              Tupelo Investments, Ltd., Box 107         5,780,303                     8.96%
                            Oceanic House, Grand Turk, Turk &
                            Caicos Islands
CLASS A COMMON              Wilfred Shaw, Chairman and CEO            1,526,798                     2.37%
                            1515 So. El Camino Real, Suite 100, San
                            Mateo, CA 94402
CLASS A COMMON              Wing Yu, Director and COO                 175,000                       0.27%
                            1515 So. El Camino Real, Suite 100, San
                            Mateo, CA 94402
CLASS A COMMON              Michael Spadaccini, General Counsel and   5,700                         0.0088%
                            Corporate Secretary
                            1515 So. El Camino Real, Suite 100,
                            San Mateo, CA 94402

(1) These percentages are based upon 64,514,848 shares of our common stock outstanding.
(2) Asia Pacific Ventures is a related party to Mr. Wilfred Shaw, Chairman and Chief Executive Officer.

ITEM 13. RELATIONSHIPS AND RELATED TRANSACTIONS

Some transactions to which we are a party and some matters affecting us have or will result in a material benefit to some of our directors and executive officers, or may create conflicts of interest, as follows:

On January 7, 2000, our board approved a grant of 875,000 restricted shares to Justin Keener, who at that time was serving as our chief operating officer, and as a director. On May 12, 2000, Mr. Keener surrendered the share certificate and cancelled the shares. The board has recently proposed, but has not yet approved, a resolution that Mr. Keener receive non-qualified stock options to purchase 467,466 shares of our common stock. On or about May 12, 2000, Mr. Keener resigned from his position as chief operating officer and resigned from the board.

On January 7, 2000, our board approved a grant of 625,000 restricted shares to Wing Yu, who at that time was serving as our Chief Technology Officer, and as a director. On May 11, 2000, Mr. Yu surrendered the share certificate and cancelled the shares. The board has recently proposed, but has not yet approved, a resolution that Mr. Yu receive non-qualified stock options to purchase 937,500 shares of our common stock.

On January 7, 2000, our board approved a grant of 625,000 restricted shares to Gurkan Fidan, who at that time was serving as our Vice President of Internet Operations. On May 11, 2000, Mr. Fidan surrendered the share certificate and cancelled the shares. The board has recently proposed, but has not yet approved, a resolution that Mr. Fidan receive non-qualified stock options to purchase 937,500 shares of our common stock.

On January 7, 2000, our board approved a grant of 1,250,000 restricted shares to SharpManagement, an LLC wholly owned by our CEO and Chairman, Wilfred Shaw. On May 10, 2000, SharpManagement surrendered the share certificate and cancelled the shares. The board has recently proposed, but has not yet approved, a resolution that SharpManagement receive non-qualified stock options to purchase 1,875,000 shares of our common stock.

Owen Naccarato, an attorney that performs legal services for us was appointed as our director on April 10, 2000. On March 20, 2000, Mr. Naccarato executed a director's agreement, in which he was granted options to purchase 250,000 restricted shares of our common stock at a price of $0.5938 per share.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

(A)(1) INDEX TO FINANCIAL STATEMENTS                                 PAGE

         Independent Auditors' Report                                19
         Consolidated Balance Sheets                                 20
         Consolidated Statements of Operations                       22
         Consolidated Statements of Changes in
         Shareholders' Equity                                        23
         Consolidated Statements of Cash Flows                       25
         Notes to the Financial Statements                           26

(a)(3) INDEX TO EXHIBITS

         Number of                                                   Sequential
         Item                                                        Numbering
         Assigned in                                                 System
         Regulation                                                  Page Number
         S-K, Item 601     Description of Exhibit                    of Exhibit
         --------------    --------------------------                -----------

         (2) 2.1. Agreement and Plan of Reorganization between Cosmoz.com, Inc. and Ivory Acquisition Corporation dated January 5, 2000. Certificate of Ownership and Merger Merging Ivory Acquisition Corporation into Cosmoz.com, Inc. Incorporated by reference to Exhibit 2 to Form 8-K/A, File No.: 000-28377)

         (3) 3.1. Articles of Incorporation of Cosmoz.com, Inc. (Incorporated by reference to Exhibit 3.(I) to Form 8-K/A, File No.: 000-28377)

                           3.2. By-Laws of Cosmoz.com, Inc. (Incorporated by reference to Exhibit 3.(II) to Form 8-K/A, File
                           No.: 000-28377)

         (10)              10.1. Cosmoz.com, Inc. 1999 Stock option plan.
                           (Incorporated by reference to Exhibit 10.1 to Form 10-Q, File No.: 000-28377)

                           10.2. Owen Naccarato Director's Agreement.
                           (Incorporated by reference to Exhibit 10.2 to Form 10-Q, File No.: 000-28377)

                           10.3. Management and Consulting Agreement
                           Between Us and SharpManagement, LLC.
                           (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                           10.4. Investment Agreement Between Us and Swartz Private Equity, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                           10.5. Warrant to Purchase Our Common Stock Issued in Connection With the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                           10.6. Registration Rights Agreement issued in connection with the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File
                           No.: 333-44406)

                           10.7. Warrant Side Agreement Issued in
                           Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                           10.8.  Commitment  Warrant to Purchase  Our Common
                           Stock Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

         (21)              21.1. Subsidiaries of the Registrant.

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSMOZ.COM, INC.

By: /s/ Willfed Shaw
-------------------------------------
        Wilfred Shaw
        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

SIGNATURE                           TITLE                          DATE
---------                           -----                          ----
/s/ Wing Yu
-----------------
    Wing Yu                    COO and Director               September 27, 2000

/s/ Willfed Shaw
----------------
    Wilfred Shaw               Chairman and                   September 27, 2000
                               Chief Executive Officer

/s/ Michael Spadaccini
----------------------
    Michael Spadaccini         General Counsel, Secretary     September 27, 2000