Form 10QSB
period 2000-09-30
COSMOZ COM INC/CA
filed 2000-11-20
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended 09/30/2000.

         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period [n/a].

Commission file number: 0-28377

--------------------------------------------------------------------------------
                                COSMOZ.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)
--------------------------------------------------------------------------------

               Delaware                                    94-3319536
--------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                        1515 S. El Camino Real, Suite 100
                           San Mateo, California 94402
                    (Address of principal executive offices)

                                  650/358-1188
                         Registrant's telephone number)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: [X]   No: [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes:[ ]   No:[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,513,448

                          Part I--Financial Information

Item 1. Financial Statements.

                      Consolidated Statement of Operations

                                                         three months ended
                                                            September 30,
                                                        2000            1999
                                                     (UNAUDITED)     (UNAUDITED)
                                                     ------------    ------------
Revenues:
    Revenues                                         $      6,126    $     71,745
    Costs of revenues                                        --              --
                                                     ------------    ------------
       Net revenues                                         6,126          71,745
                                                     ------------    ------------
Operating Expenses:
    Sales and marketing                                    11,516         259,645
    Product development                                   152,666          76,464
    General and administrative                            295,817         500,973
    Amortization of intangibles                           141,341          66,089
    Depreciation and amortization                          12,889           3,761
                                                     ------------    ------------
       Total operating expenses                           614,229         906,932
                                                     ------------    ------------

       Loss from operations                              (608,103)       (835,187)
                                                     ------------    ------------
Other Income (loss):
    Interest income                                          --             3,374
    Interest expense                                       (2,969)           (131)
    Dividend income                                         1,318           8,675
                                                     ------------    ------------

       Total other income                                  (1,651)         11,918
                                                     ------------    ------------

    Net loss before taxes                                (609,754)       (823,269)

       Provision for income tax                              --              --
                                                     ------------    ------------
    Loss after income taxes from operations              (609,754)       (823,269)

       Net loss                                      $   (609,754)   $   (823,269)
                                                     ============    ============
Net loss per share:

    Net loss per share - basic                       $     (0.009)   $     (0.014)
                                                     ============    ============

    Net loss per share - diluted                     $     (0.009)   $     (0.013)
                                                     ============    ============

    Shares used in per share calculation - basic       64,514,849      59,237,324
                                                     ============    ============

    Shares used in per share calculation - diluted     64,514,849      63,847,324
                                                     ============    ============


                                                 Consolidated Statement of Changes in
                                                         Shareholders' Equity
                                          for the three month period ended September 30, 2000
                                                            (Split Table)

                                                                                                      Accumulated
                                                                                                         Other
                                                                                    Additional       Comprehensive
                              Preferred Stock              Common Stock               Paid-in            Income
                              Shares    Amount         Shares       Amount            Capital            (loss)
                               ----      ----         ----------    -------         -----------         --------
Balance, June 30, 2000            -      $  -         64,514,849    $64,514         $13,505,657         $(17,543)

     Comprehensive income
     (loss):
     Net loss from operations
     during the period            -         -                 -          -                   -                -
     Net unrealized loss
     on securities                -         -                 -          -                   -            (1,669)

     Sale of common stock         -         -                 -          -              400,000               -


Balance, September 30, 2000       -      $  -         64,514,849    $64,514         $13,905,657         $(19,212)
                               ====      ====         ==========    =======         ===========         ========



                                               Total
                             Accumulated   Shareholders' Comprehensive
                                Deficit       Equity        Income
                                                            (loss)
                             ------------   ----------     --------
Balance, June 30, 2000       $(10,238,532)  $3,314,096     $      -

     Comprehensive income
     (loss):
     Net loss from operations
     during the period           (609,754)    (609,754)     (609,754)
     Net unrealized loss
     on securities                     -        (1,669)       (1,669)

     Sale of common stock              -       400,000           -


Balance, September 30, 2000  $(10,848,286)  $3,102,673     $(611,423)
                             ============   ==========     =========


                            Consolidated Statements of Cash Flows
                   For the three months ended September 30, 2000 and 1999

                                                              2000         1999
                                                           ---------    ---------
        Net cash (used in) provided by operating
        activities                                          (432,492)    (784,322)
                                                           ---------    ---------
Investing activities:
    Sale of marketable securities                               --        607,312
    Other investments                                           --       (479,501)
    Purchases of equipment                                   (33,503)     (59,481)
                                                           ---------    ---------
        Net cash provided by investing activities            (33,503)      68,330
                                                           ---------    ---------
Financing activities:
    Sale of common stock                                     400,000         --
    Payments received on note receivable -
       related  party                                           --        900,000
    Payments on amounts due to related parties              (100,000)    (596,875)
                                                           ---------    ---------

        Net cash provided by financing activities            300,000      303,125
                                                           ---------    ---------

        (Decrease) increase in cash and cash equivalents    (165,995)    (412,867)


Cash and cash equivalents, beginning of period               175,678      424,781
                                                           ---------    ---------

Cash and cash equivalents, end of period                   $   9,683    $  11,914
                                                           =========    =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                           $   2,475         --
        Taxes                                              $    --           --


The  following  non cash  transactions  occurred  during the three  months ended
September 30, 2000:

           Acquisition of StreetIQ.com, Inc.
               Intangibles                                              $ 800,200
               Issuance of common stock for acquisition                  (800,200)
                                                                        ---------

                   Cash received                                        $    --

           Acquisition of MB Technologies, Inc.
               Intangibles                                              $ 315,150
               Issuance of common stock for acquisition                  (315,150)
                                                                        ---------

                   Cash received                                        $    --

                                                                        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
---------------------------------------------

A. General Description of Business

Cosmoz.com, Inc., a Delaware corporation, (http://www.cosmoz.com), offers through the World Wide Web a network of branded, technology and community-driven Websites focused on the following categories: personal finance and investing; search and directory; commerce; and games; and it provides incubation services to companies in the Internet industry. The Company provides strategic consulting, business services, and seed capital to emerging companies that are developing Internet Websites or Web-enabling technologies.

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

During the year ended June 30, 2000, the Company consummated the acquisitions of Ivory Acquisition Corporation, StreetIQ, Inc., iTrack, Inc., and the remaining 51% interest in MB Technologies, Inc. The shareholders of these corporations exchanged all of their shares for shares of our Common Stock.

Our wholly-owned Internet properties include:

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

B. Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Cosmoz.com, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2000, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. Our fiscal year ends on June 30 each year.

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

The Company invests in equity instruments of privately held information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values.

Restricted Cash

In accordance with the letter of credit agreement with Shanghai Bank, the Company is required to keep $125,000 on deposit as collateral for the letter of credit issued by the bank. The letter of credit is required pursuant to the lease agreement for our office facilities.

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

F. Revenue Recognition

Our revenues are derived principally from two sources. The first source is the sale of banner and sponsorship advertisements that appear on our website properties.

Our standard rates for banner advertising are based on cost per thousand impressions for run of network. The price depends on whether the advertising is targeted to specific audiences and properties. To date, the duration of our banner advertising commitments has ranged from one week to 2 months.

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

Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of our on-line properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company has agreements that provide revenue from electronic commerce transactions. These revenues are recognized by the Company upon notification from the advertiser of revenues earned by Cosmoz.

Our second source of revenues is the distribution of advertisements and reports on behalf of growth stock companies via electronic mail to our opt-in email distribution list. This opt-in email list was obtained through marketing efforts in its family of investment-related websites.

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

H. Advertising Costs

All advertising costs are expensed as incurred. Advertising expense totaled approximately $0 and $214,591 for the three month period ended September 30, 2000 and 1999, respectively.

I. Marketable Securities

Our marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax recorded in shareholders' equity. The Company invests its excess cash in mutual funds and equity securities traded on national stock markets. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recorded a net unrealized loss of $1,669 in the three month period ended September 2000 and a net unrealized gain of $24,872 in the three month period ended September 30, 1999, on these types of investments.

The Company invests in equity instruments of privately held, Internet and information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicated that such assets might be impaired. To date, no such impairment has been recorded.

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

M. Comprehensive Income

In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements and does not affect our financial position or results of operations.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and accounts receivable. Substantially all of our cash, cash equivalents, and short and long-term investments are managed by two financial institutions.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at September 30, 2000.

O. Foreign Currency and International Operations

International operations were discontinued during the year ended June 30, 1999. There were no foreign exchange transactions during the period ended September 30, 2000 and 1999.

P. Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 137 defers its effective date for fiscal years beginning after June 15, 2000. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current period financial statements.

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

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25. The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date. Certain events and practices covered in this Interpretation have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The adoption of FASB Interpretation No. 44 has no material impact on the financial statements for the three-month period ended September 30, 2000.

2. Income Taxes
---------------

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $10,166,132 from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019.

3. Investments

At September 30, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                Gross        Gross        Gross
                               Amortized   Unrealized   Unrealized    Estimated
                                 Cost         Gain        Loss        Fair Value
                               --------     -------     --------      --------
Equity securities              $ 10,000     $  --         (8,062)     $  1,938
Corporate equity securities,
privately-held                  210,982        --           --         210,982
                               --------     -------     --------      --------

         Total                 $220,982     $  --       $ (8,062)     $212,920
                               ========     =======     ========      ========


At June 30, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                Gross        Gross        Gross
                               Amortized   Unrealized   Unrealized    Estimated
                                 Cost         Gain        Loss        Fair Value
                               --------     -------     --------      --------
Equity securities              $ 10,000     $   --      $ (6,657)     $  3,343
                               --------     -------     --------      --------
Total short-term
investments                      10,000         --        (6,657)        3,343

Corporate equity
securities,
privately-held                  210,982         --           --        210,982
                               --------     -------     --------      --------

Total                          $220,982     $   --      $ (6,657)     $214,325
                               ========     =======     ========      ========


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

4. Stock Option Plan
--------------------

On November 17, 1999, our board of directors approved the Cosmoz.com, Inc. 1999 Stock Option Plan (the "Plan"). On December 20, 1999, our shareholders, at our annual meeting, approved the Plan, and authorized a pool of 6,000,000 shares of common stock to be issued according to the Plan. Options are usually granted at the prices equal to the current fair value of our common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As September 30, 2000, the Company has granted options exercisable for our common stock to its employees and other eligible participants. The exercise price varies depending on the trading price of our common stock on the date of issuance among other factors.

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

Stock options issued as of September 30, 2000 and 1999 are summarized as follows:


                                                         2000                        1999
                                               ----------------------    -------------------------
                                                  Number      Weighted      Number of     Weighted
                                                    of        average        options      average
                                                 options      exercise                    exercise
                                                               price                        price
                                               -----------    -------    --------------    -------
Outstanding at beginning of period               792,500     $  0.36         2,700,000     $  0.15
Granted                                                -           -           970,000        3.25
Exercised
Forfeited/Cancelled                             (65,500)        0.40                 -           -
                                               -----------    -------    --------------    -------

Outstanding at end of year                       727,000        0.36         3,670,000        1.68
                                               ===========    -------    ==============    -------

Exercisable at end of year                       434,028     $  0.34         2,625,000     $  0.21
                                               ===========    =======    ==============    =======

The non-statutory stock options are for periods of three to four years. Options to purchase 434,028 shares were vested as of June 30, 2000.

The  following  table  summarizes   information  about  options  outstanding  at
September 30, 2000.

                                                                  Weighted           Number
                                                                   Average          Exercisable
                                         Weighted Average         Remaining            as of
     Exercise          Number           Exercise Price per       Contractual         June 30,
     prices           Outstanding           Share               Life in Years          2000
-----------------------------------------------------------------------------------------------
                        452,000           $    0.59                 2.55             259,028
      $0.59

      $1.00             100,000                1.00                 1.00             100,000
      $1.50             175,000                1.50                 2.82              75,000
                     ----------                                                    ---------
                        727,000                                                      434,028
                      ==========                                                   =========

The exercise period for the options range from two to four years from the date of the grant, and have various vesting requirements.

5. Common Stock Transactions
----------------------------

On May 6, 2000, the Company signed a subscription agreement with Tupelo Investment Co., Ltd. to purchase 3,030,303 shares of our restricted common stock at a discount from market price of $0.33 per share, for an aggregate consideration of One Million Dollars ($1,000,000). Total payment shall be made in five equal monthly installments commencing May 31, 2000. Each installment payment shall be paid no later than 30th of the month until the aggregate amount of $1,000,000 is fully paid. During the three months ended September 30, 2000, the Company received payment of $400,000 from Tupelo Investment under this agreement. The Company has a subscription receivable for $200,000 as of September 30, 2000. The Company received this amount in October 2000.

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

   o The Company also issued a warrant to Swartz as part of this agreement; Specifically, it issued warrants which are convertible into 2,400,000 shares of common stock. Warrants for 1,200,000 shares bear an exercise price of $0.375, which is based upon the lowest closing price for the five days preceding June 26, 2000. The other warrants for 1,200,000 shares bear an exercise price that is the lower of the lowest closing price for the 5 trading days prior to the effective date of this registration statement; or the lowest closing price for the 5 trading days prior to October 27, 2000. The exercise price is subject to adjustment every six (6) months and is tied to the lowest closing price for the five trading days preceding the adjustment;

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

Warrants

As of September 30, 2000, the company has outstanding warrants, which are convertible into 6,400,000 shares of common stock.

Certain warrants (convertible into 2,400,000 shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.

9. Related Party Transactions
-----------------------------

The following transactions occurred between the Company and certain related parties:

A. Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Cosmoz. APV has loaned money to the Company in previous years. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw, current CEO of the Company. In February 2000, APV advanced to the Company $250,000. The note payable is due upon demand and bears an annual interest rate of 12%, and the balance as of September 30, 2000 is $50,000.

B. Wilfred Shaw

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

C. Sharpmanagement, LLC.

The Company has signed a consulting contract with Sharpmanagment, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred Shaw. As of September 30, 2000, SharpManagement is due $314,354.

10. Commitments and Contingencies
---------------------------------

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

B. Operating Leases

On March 1, 2000, our principal executive offices relocated to a 5,900 square foot facility at 1515 S. El Camino Real, Suite 100, San Mateo, California 94402. The Company leases the facility under a 3-year agreement that terminates on February 28, 2003, with no renewal option. The aggregate annual rental rate for the entire facility for the first, second, and third years of the lease term is $248,094, $255,182, and $262,271, respectively. The Company is also obligated to pay 33.34% of increases in operating expenses and property taxes paid or incurred by the landlord in the second and third years of the lease term. All operations including system development, control, and maintenance are performed at this facility.

For the three month period ended September 30, 2000 and 1999, rent expense was $ 62,024 and $ 18,486 respectively.

C. Letter-of-credit

As of September 30, 2000, the Company was contingently liable under an outstanding irrevocable letter of credit from a bank in the principal amount of $125,000, issued in connection with the lease of certain office space. The letter of credit is collateralized by a $125,000 cash deposit with the bank.

11. Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. Our continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity financing.

In view of these matters, management believes that actions presently being taken to expand our operations and to continue its web-site development activity provide the opportunity for the Company to return to profitability. Our focus on strategic technological investments will improve our cash flow, profitability, and ability to raise additional capital so that it can meet its strategic objectives.

Management raised additional capital during the period, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

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

Costs and expenses are recognized as incurred. The majority of costs and expenses are related to product development, salaries, management fees, public and investor relations services, and amortization of goodwill.

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

We have incurred net losses and negative cash flows from operations. For the three months ended September 30, 2000, we had a net loss of $609,754 from operations. We have been able to raise capital through the sale of our common stock. The cash we raised is used to fund operations. We intend to continue to fund, acquire and develop Internet companies by providing strategic consulting services, business services and seed capital to emerging companies that are developing Internet web sites or web-enabling technologies. We believe that we will continue to incur operating losses and negative cash flow for the foreseeable future. In addition, we believe that as a result of the rapidly evolving nature of our business and our limited operating history, period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indicators of future performance.

Results of Operations for the three months ended September 30, 2000 and 1999

Revenues decreased to approximately $6,126 for the three months ended September 30, 2000 from approximately $71,745 for the three months ended September 30, 1999. This decline in revenues was primarily attributable to decline in sponsorship advertisements income from our various websites.

Sales and marketing. Sales and marketing expenses decreased to approximately $11,516 for the three months ended September 30, 2000 from approximately $259,645 for the three months ended September 30, 1999. The primary reason for the decrease resulted from elimination of our advertising campaign.

Product development. Product development expenses increased to approximately $152,666 for the three months ended September 30, 2000 from approximately $76,464 for the three months ended September 30, 1999. The increase was the result of an increase in product development personnel and other related expenses.

General and administrative. General and administrative expenses decreased to approximately $295,817 for the three months ended September 30, 2000 from approximately $500,973 for the three months ended September 30, 1999. The decrease was the result of decrease in administrative personnel, third party public relations services, investor relations expenses, general operating facilities, legal, accounting fees, telephone and other support costs.

Amortization of intangibles. Amortization of intangibles expenses increased to approximately $141,341 for the three months ended September 30, 2000 from approximately $66,089 for the three months ended September 30, 1999. The increase was the result of various acquisitions of Internet properties recorded under the purchase method in accordance with the provisions of APB 16. Intangible assets are being amortized on a straight-line basis over seven years.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $12,889 for the three months ended September 30, 2000 from approximately $3,761 for the three months ended September 30, 1999. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $1,651 for the three months ended September 30, 2000 as compared to net other income $11,918 for the three months ended September 30, 1999. The increase resulted from loss on sale of marketable securities.

Income Taxes. We have not recorded income tax benefit of $10,000,000 primarily due to loss carryforwards from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019 due to the uncertainty surrounding the realization of deferred tax assets.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the private placement of equity securities. As of September 30, 2000, we had approximately $9,683 of cash, cash equivalents and short-term investments and working capital deficit of $758,396.

Net cash used in operating activities was $432,492 for the three months ended September 30, 2000 compared to $784,322 for the three months ended September 30, 1999. The cash used during these periods was primarily attributable to net operating losses of $609,754 in 2000 and $823,269 in 1999, offset in part by depreciation and amortization. These losses were principally related to expenses as more fully described in the section entitled "Results of operations." Our losses were principally related to sales and marketing expenses, product development and general and administrative expenses.

Net cash used in investing activities was $33,503 for the three months ended September 30, 2000 compared to cash provided by investing activities of $68,330 for the three months ended September 30, 1999. Cash used in 2000 primarily related to purchase of capital expenditures. Cash provided in 1999 resulted from net cash in the amount of $68,330 included sale of marketable securities, purchases of capital expenditures and long-term investments.

For the three months ended September 30, 2000 we generated net proceeds from financing activities of $300,000. For the three months ended September 30, 1999, we generated net proceeds from financing activities of $303,125. Net cash used in operating activities for the three months ended September 30, 2000 was $432,492 and resulted from net losses, decreases in accounts receivable, and decreases in prepaid expenses. These amounts were partially offset by an increase of accrued expenses and decrease in accounts payable. Net cash used in operating activities for the three months ended September 30, 1999 was $784,322 and resulted from net losses, increase in accounts receivable and decrease in prepaid expenses. These amounts were partially offset by an increase of accounts payable, decrease in accrued expenses.

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

                           PART II--Other Information

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)INDEX TO EXHIBITS

Number of
Item
Assigned in
Regulation
S-B, Item 601         Description of Exhibit
--------------        --------------------------

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

                      10.4. Investment Agreement Between Us and Swartz Private Equity, LLC. (Incorporated by reference
                       o Exhibit 10 to Form S-1 filed  August 24,  2000,
                      File No.: 333-44406)

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

                      10.7. Warrant Side Agreement Issued in
                      Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                      10.8.  Commitment  Warrant to Purchase  Our Common
                      Stock Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

(b) Reports on Form 8-K: None.

                      COSMOZ.COM, INC.


                      By /s/ Wilfred Shaw
                      -------------------
                             Wilfred Shaw
                             Chairman and Chief Executive Officer
Date: November 17, 2000