Form 10QSB/A
period 2000-09-30
COSMOZ COM INC/CA
filed 2000-12-07
CIK 1100360

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

Yes:[ ]   No:[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 64,513,448

                          Part I--Financial Information

Item 1. Financial Statements.




                                COSMOZ.COM, INC.

                           Consolidated Balance Sheets

                      September 30, 2000 and June 30, 2000


                                                      September 30,      June 30,
                                                          2000            2000
                                                       -----------    -----------
                                                       (UNAUDITED)      (AUDITED)
                                     ASSETS

Current Assets:
    Cash and cash equivalents                         $     9,683    $   175,678
    Short-term investments in marketable securities         1,675          3,343
    Accounts receivable - trade, net                        3,679          8,717
    Prepaid expenses                                       13,583         69,295
                                                      -----------    -----------

       Total Current Assets                                28,620        257,033
                                                      -----------    -----------

Property and Equipment
    Office furniture                                       57,789         57,789
    Leasehold Improvements                                 10,891         10,891
    Equipment                                             176,380        142,877
                                                      -----------    -----------
                                                          245,060        211,557

    Accumulated depreciation                              (45,457)       (32,568)
                                                      -----------    -----------

       Total Property and Equipment                       199,603        178,989
                                                      -----------    -----------

Other Assets:
    Long-term investments                                 210,982        210,982
    Restricted Cash                                       125,000        125,000
    Deposits                                               26,500         26,500
    Intangible assets, net                              3,298,984      3,440,325
                                                      -----------    -----------

       Total Other Assets                               3,661,466      3,802,807
                                                      -----------    -----------

          Total Assets                                $ 3,889,689    $ 4,238,829
                                                      ===========    ===========


          See accompanying notes to consolidated financial statements.


                                COSMOZ.COM, INC.

                     Consolidated Balance Sheets (Continued)

                      September 30, 2000 and June 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,     June 30,
                                                                            2000            2000
                                                                        ------------    ------------
                                                                         (UNAUDITED)      (AUDITED)
Current Liabilities:
     Accounts payable                                                   $    120,160    $    155,893
     Reserve for discontinued operations                                      51,862          60,000
     Accrued expenses - discontinued operations                              117,509         117,509
     Accrued expenses and other current liabilities                          130,394         130,394
     Management fees due-related party                                       300,908         248,427
     Other accrued expenses                                                    1,594          47,921
     Due to related parties                                                   50,000         150,000
     Notes payable - other                                                    14,589          14,589
                                                                        ------------    ------------

        Total Current Liabilities                                            787,016         924,733
                                                                        ------------    ------------


Stockholders' Equity
     Preferred stock, $0.001 par value; 50,000,000 shares authorized;
        none issued or outstanding                                              --              --
     Common stock, $0.001 par value; 200,000,000 shares authorized;
        64,514,849 and 64,514,849 issued and outstanding respectively         64,514          64,514
     Additional paid-in-capital                                           13,905,657      13,505,657
     Accumulated other comprehensive income (loss)                           (19,212)        (17,543)
     Accumulated deficit                                                 (10,848,286)    (10,238,532)
                                                                        ------------    ------------

        Total Stockholders' Equity                                         3,102,673       3,314,096
                                                                        ------------    ------------

            Total Liabilities and Stockholders' Equity                  $  3,889,689    $  4,238,829
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