Form 10QSB
period 2000-12-31
COSMOZ COM INC/CA
filed 2001-02-20
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended 12/31/00.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period [n/a].

                        Commission file number: 0-28377


                                COSMOZ.COM, INC.
             (Exact Name of Registrant as Specified in its Charter)
--------------------------------------------------------------------------------

               Delaware                                    94-3319536
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                         199 California Drive, Suite 207
                           Millbrae, California 94030
                           --------------------------
                    (Address of principal executive offices)


                                  650/652-3991
                                  ------------
                         Registrant's telephone number)


                        1515 S. El Camino Real, Suite 100
                           San Mateo, California 94402
                           ---------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report.)

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

Yes:[ ]   No:[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 79,471,476.


                                COSMOZ.COM, INC.
                           Consolidated Balance Sheets

                       December 31, 2000 and June 30, 2000


                                                             December 31,          June 30,
                                                                2000                 2000
                                                             -----------          -----------
                                                             (UNAUDITED)           (AUDITED)
                                     ASSETS
                                     ------


Current Assets:
     Cash and cash equivalents                               $    61,210          $   175,678
     Short-term investments in marketable securities               1,091                3,343
     Accounts receivable - trade, net                              3,000                8,717
     Prepaid expenses                                             20,584               69,295
                                                             -----------          -----------

        Total Current Assets                                      85,885              257,033
                                                             -----------          -----------

Property and Equipment

     Office furniture                                             57,789               57,789
     Leasehold Improvements                                       10,891               10,891
     Equipment                                                   177,465              142,877
                                                             -----------          -----------
                                                                 246,145              211,557

     Accumulated depreciation                                    (58,346)             (32,568)
                                                             -----------          -----------

        Total Property and Equipment                             187,799              178,989
                                                             -----------          -----------

Other Assets:
     Long-term investments                                       571,280              210,982
     Restricted Cash                                                --                125,000
     Deposits                                                     26,500               26,500
     Intangible assets, net                                      174,266            3,440,325
                                                             -----------          -----------

        Total Other Assets                                       772,046            3,802,807
                                                             -----------          -----------

            Total Assets                                     $ 1,045,730          $ 4,238,829
                                                             ===========          ===========

          See accompanying notes to consolidated financial statements.


                                COSMOZ.COM, INC.
                     Consolidated Balance Sheets (Continued)

                       December 31, 2000 and June 30, 2000

                                                                                  December 31,                June 30,
                                                                                       2000                      2000
                                                                                  ------------              ------------
                                                                                   (UNAUDITED)                (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
     Accounts payable                                                             $    160,208              $    155,893
     Reserve for discontinued operations                                                51,862                    60,000
     Accrued expenses - discontinued operations                                        117,509                   117,509
     Accrued expenses and other current liabilities                                    130,394                   130,394
     Management fees due-related party                                                 345,769                   248,427
     Other accrued expenses                                                              2,400                    47,921
     Due to related parties                                                             47,000                   150,000
     Notes payable - other                                                              14,589                    14,589
                                                                                  ------------              ------------

        Total Current Liabilities                                                      869,731                   924,733
                                                                                  ------------              ------------

Stockholders' Equity
     Preferred stock, $0.001 par value; 50,000,000 shares authorized;
        none issued or outstanding                                                        --                        --
     Common stock, $0.001 par value; 200,000,000 shares authorized;
        64,514,849 and 64,514,849 issued and outstanding respectively                   64,514                    64,514
     Additional paid-in-capital                                                     14,105,657                13,505,657
     Accumulated other comprehensive income (loss)                                     (19,212)                  (17,543)
     Accumulated deficit                                                           (13,974,960)              (10,238,532)
                                                                                  ------------              ------------

        Total Stockholders' Equity                                                     175,999                 3,314,096
                                                                                  ------------              ------------

            Total Liabilities and Stockholders' Equity                            $  1,045,730              $  4,238,829
                                                                                  ============              ============

          See accompanying notes to consolidated financial statements.


                                COSMOZ.COM, INC.
                      Consolidated Statement of Operations

           For the Three Months and the Six Months Ended December 31,
                           2000 and December 31, 1999

                                                                  Three months ended                    Six months ended
                                                                     December 31,                          December 31,
                                                              2000               1999                2000                1999
                                                         ------------        ------------        ------------        ------------
                                                          (UNAUDITED)        (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
Revenues:
    Revenues                                             $      7,100        $     45,109        $     13,226        $    116,854
    Costs of revenues                                            --                  --                  --                  --
                                                         ------------        ------------        ------------        ------------

       Net revenues                                             7,100              45,109              13,226             116,854
                                                         ------------        ------------        ------------        ------------

Operating Expenses:
    Sales and marketing                                        29,453             160,105              40,969             419,750
    Product development                                       100,867             127,519             253,534             203,983
    General and administrative                                233,408             807,606             529,225           1,308,579
    Amortization of intangibles                               141,341             141,789             282,682             207,878
    Non-recurring costs - acquisitions                           --               100,462                --               100,462
    Depreciation and amortization                              12,889               8,618              25,778              12,379
                                                         ------------        ------------        ------------        ------------

       Total operating expenses                               517,958           1,346,099           1,132,188           2,253,031
                                                         ------------        ------------        ------------        ------------

       Loss from operations                                  (510,858)         (1,300,990)         (1,118,962)         (2,136,177)
                                                         ------------        ------------        ------------        ------------

Other Income (loss):
    Write-down of goodwill                                 (1,568,388)               --            (1,568,388)               --
    Loss on disposal of fixed assets                             --                  --                  --                  --
    Loss on sale of iTrack.com, Inc.                       (1,039,989)               --            (1,039,989)               --
    Loss on investment                                        (14,702)               --               (14,702)               --
    Interest income                                             6,636               1,016               6,636               4,390
    Interest expense                                             --                  --                (2,969)               (131)
    Loss on investment
    Dividend income                                               629              14,614               1,947              23,289
                                                         ------------        ------------        ------------        ------------

       Total other income                                  (2,615,814)             15,630          (2,617,465)             27,548
                                                         ------------        ------------        ------------        ------------

    Net loss before taxes                                  (3,126,672)         (1,285,360)         (3,736,427)         (2,108,629)

       Provision for income tax                                  --                  --
                                                         ------------        ------------        ------------        ------------

    Loss after income taxes from operations                (3,126,672)         (1,285,360)         (3,736,427)         (2,108,629)


       Net loss                                          $ (3,126,672)       $ (1,285,360)       $ (3,736,427)       $ (2,108,629)
                                                         ============        ============        ============        ============

Net loss per share:

    Net loss per share - basic                           $     (0.048)       $     (0.022)       $     (0.058)       $     (0.036)
                                                         ============        ============        ============        ============

    Net loss per share - diluted                         $     (0.048)       $     (0.022)       $     (0.058)       $     (0.036)
                                                         ============        ============        ============        ============

    Shares used in per share calculation - basic           64,514,849          59,237,324          64,514,849          59,237,324
                                                         ============        ============        ============        ============

    Shares used in per share calculation - diluted         64,514,849          59,237,324          64,514,849          59,237,324
                                                         ============        ============        ============        ============

          See accompanying notes to consolidated financial statements.


                                COSMOZ.COM, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                for the six month period ended December 31, 2000

                                 (Split Table Part 1)

                                                                                                           Additional
                                                        Preferred Stock            Common Stock             Paid-in
                                                      Shares     Amount         Shares         Amount       Capital
                                                   ----------- -----------   ------------   ------------   ------------
Balance, June 30, 2000                                    --   $    --       64,514,849   $     64,514   $ 13,505,657

    Comprehensive income (loss):
    Net loss from operations during the period            --        --             --             --             --
    Net unrealized loss on securities                     --        --             --             --             --

    Sale of common stock                                  --        --             --             --          400,000


Balance, September 30, 2000                               --        --       64,514,849         64,514     13,905,657
                                                   ----------- -----------   ------------   ------------   ------------

    Comprehensive income (loss):
    Net loss from operations during the period            --        --             --             --             --
    Net unrealized loss on securities                     --        --             --             --             --
    Sale of common stock                                  --        --             --             --          200,000


Balance, December 31, 2000                                --   $    --       64,514,849   $     64,514   $ 14,105,657
                                                   =========== ===========   ============   ============   ============


                                COSMOZ.COM, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                for the six month period ended December 31, 2000

                              (Split Table Part 2)

                                                      Accumulated
                                                        Other                            Total
                                                     Comprehensive    Accumulated     Shareholders' Comprehensive
                                                     Income (loss)      Deficit         Equity       Income (loss)
                                                     ------------    ------------    ------------    ------------

Balance, June 30, 2000                               $    (17,543)   $(10,238,532)   $  3,314,096    $       --

    Comprehensive income (loss):
    Net loss from operations during the period               --          (609,754)       (609,754)       (609,754)
    Net unrealized loss on securities                      (1,669)           --            (1,669)         (1,669)

    Sale of common stock                                     --              --           400,000            --

Balance, September 30, 2000                               (19,212)    (10,848,286)      3,102,673        (611,423)
                                                     ------------    ------------    ------------    ------------

    Comprehensive income (loss):
    Net loss from operations during the period               --        (3,126,674)     (3,126,674)     (3,126,674)
    Net unrealized loss on securities                        --              --              --              --

    Sale of common stock                                     --              --           200,000            --


Balance, December 31, 2000                           $    (19,212)   $(13,974,960)   $    175,999    $ (3,738,097)
                                                     ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                                COSMOZ.COM, INC.
                      Consolidated Statements of Cash Flows
              For the six months ended December 31, 2000 and 1999
                                                                   2000              1999
                                                               -----------       -----------
                                                                (unaudited)       (unaudited)
Operating Activities:
    Net Loss                                                   $(3,736,427)      $(2,108,629)
Adjustments to reconcile net (loss) to
  net cash provided by (used in) operating activities:
      Intangible amortization                                      282,682           207,878
      Depreciation                                                  25,778            12,379
      Write down of goodwill                                     1,568,388              --
      Loss on sale of iTrack.com, Inc.                           1,039,989              --
      Loss on investment                                            14,702              --
      Compensation expense on stock options                           --             201,400
      Issuance of common stock for  services                          --             515,310

Changes in operating assets and liabilities:
    Accounts receivable - trade, net                                 5,717           (19,009)
    Reserve for discontinued operations                             (8,138)             --
    Accrued expenses -discontinued operations                         --                --
    Prepaid expenses                                                48,711          (247,899)
    Accounts payable                                                 4,315            62,895
    Deposits                                                          --                (600)
    Accrued expenses and other current liabilities                  51,821           (30,125)
                                                               -----------       -----------
      Net cash (used in) provided by operating activities         (702,462)       (1,406,400)
                                                               -----------       -----------
Investing activities:
    Sale of marketable securities                                      583         1,311,037
    Other investments                                                 --            (480,000)
    Purchases of  equipment                                        (34,589)          (63,049)
                                                               -----------       -----------
      Net cash provided by investing activities                    (34,006)          767,988
                                                               -----------       -----------
Financing activities:
    Sale of common stock                                           600,000              --
    Payments received on note receivable - related party              --             900,000
    Transfer of Restricted Cash                                    125,000              --
    Payments on amounts due to related parties                    (103,000)         (596,875)
                                                               -----------       -----------
      Net cash provided by financing activities                    622,000           303,125
                                                               -----------       -----------
      (Decrease) increase in cash and cash equivalents            (114,468)         (335,287)

Cash and cash equivalents, beginning of period                     175,678           424,781
                                                               -----------       -----------
Cash and cash equivalents, end of period                       $    61,210       $    89,494
                                                               ===========       ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for
      Interest                                                 $     2,475       $       131
                                                               ===========       ===========
      Taxes                                                    $     2,400       $      --
                                                               ===========       ===========

The following non cash transactions occureed during the period:
    Issuance of common stock for acquisitions:
      StreetIQ.com, Inc.                                       $      --         $   800,200
                                                               ===========       ===========
      MBMagic, Inc.                                            $      --         $   315,150
                                                               ===========       ===========
      iTrack.com, Inc.                                         $      --         $ 1,722,595
                                                               ===========       ===========

    Compensation expense recognized on stock options           $      --         $   201,400
                                                               ===========       ===========

          See accompanying notes to consolidated financial statements.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         A.       General Description of Business (continued)

During the year ended June 30, 2000, the Company consummated the acquisitions of Ivory Acquisition Corporation, StreetIQ, Inc., iTrack, Inc., and the remaining 51% interest in MB Technologies, Inc. The shareholders of these corporations exchanged all of their shares for shares of the Company's Common Stock. During the quarter ended December 31, 2000, the Company completed the sale of iTrack to Overbid.Com, Inc., in exchange for shares in Overbid.Com, Inc.

         The Company's wholly owned Internet properties include:

              o BuckInvestor.com, Inc. (www.buckinvestor.com), which provides financial and investment information in a format targeted to investors under the age of 35;

              o KingFine, Inc., which operates an investment content website and online message boards targeted to active investors;

              o MB Technologies, Inc., a message board community solutions provider;

              o StreetIQ, Inc. (www.streetiq.com), which provides focused online investment information and a community for women;

              o   Other      Company      Internet       properties      include
                  www.monsterquote.com;                      www.profitwire.com;
                  www.financialcontent.com;        www.casinowhiz.com;       and
                  www.cosmozmall.com.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         B.       Basis of Presentation and Organization

         These unaudited consolidated financial statements represent the financial activity of Cosmoz.com, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended December 31, 2000, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         C.       Cash and Cash  Equivalents,  Short and  Long-Term  Investments
                  (continued)

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

         Restricted Cash

         There is no restricted cash as of December 31, 2000.

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         E.       Income Taxes

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

         Sponsorship advertising contracts have longer terms (ranging from one month to one year) than standard banner advertising contracts and involve more integration with Cosmoz services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertising is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         F.       Revenue Recognition (continued)

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

H.       Advertising Costs

         All advertising costs are expensed as incurred. Advertising expense totaled approximately $1,825 and $21,924 for the three months ended December 31, 2000 and 1999, respectively and $3,305 and $265,558 for the six months ended December 31, 2000 and 1999, respectively.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         I.       Marketable Securities

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         K.       Earnings per Share

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

         The Company did not have any dilutive securities for the three and six months ended December 31, 2000 and 1999.

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
         M.       Comprehensive Income

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

         Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at December 31, 2000.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         O.       Foreign Currency and International Operations

         International operations were discontinued during the year ended June 30, 1999. There were no foreign exchange transactions during the three and six month periods ended December 31, 2000 and 1999.

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

         Q.       Software Developed for Internal Use

         The American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 and it is deemed to not have a material impact on the financial statements and related disclosures.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------
R.       Intangibles

         Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties. The difference between the fair market value of the assets acquired and consideration paid is recorded as goodwill. During the second quarter of fiscal year ending June 30, 2001, the Company determined that the carrying value of goodwill associated with BuckInvestor, MB Magic, and StreetIQ exceeded its net realizable value as a result of rapid changes in technology and a reduced demand outlook caused by significant changes in the Internet industry. The senior management of the Company determined the analysis regarding the carrying value of goodwill. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of," the Company recorded a pre-tax charge of $1,568,388.

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         T.       Stock Based Compensation (continued)

         The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date. Certain events and practices covered in this Interpretation have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The adoption of FASB Interpretation No. 44 has no material impact on the financial statements for the six-month period ended December 31, 2000.

2.       Income Taxes
         ------------

         Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $10,166,132 from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

3.       Investments
         -----------
                  At December 31, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:


                                          Gross               Gross               Gross
                                        Amortized          Unrealized          Unrealized            Estimated
                                          Cost                Gain                Loss               Fair Value
                                        --------            --------            --------              --------
Equity securities                       $ 10,000                --                 (8,909)            $  1,091
Corporate equity securities,
privately-held                           571,280                --                   --                571,280

                                        --------            --------             --------             --------

         Total                          $581,280            $   --               $ (8,909)            $572,371
                                        ========            ========             ========             ========

         At June 30, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:


                                           Gross              Gross              Gross
                                      Amortized Cost        Unrealized        Unrealized             Estimated
                                                               Gain              Loss                Fair Value
                                        --------            --------            --------              --------


Equity securities                       $ 10,000            $   --               $ (6,657)            $  3,343
                                        --------            --------             --------             --------
Total short-term investments              10,000                --                 (6,657)               3,343

Corporate equity securities,
privately-held                           210,982                --                   --                210,982
                                        --------            --------             --------             --------

Total                                   $220,982            $   --               $ (6,657)            $214,325
                                        ========            ========             ========             ========

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

3.       Investments (continued)
         -----------------------
         Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

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

         The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As December 31, 2000, the Company has granted options exercisable for the Company's common stock to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

         Under this plan, no option may be exercised after the expiration date of ten years from the date of grant. There are two categories of options: Incentive Stock Options (ISO) and Non-Qualified Stock Options
         (NSO).

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

4.       Stock Option Plan (continued)
         -----------------------------
         ISOs are granted to employees and the purchase price shall not be less than the Fair Market Value of the common stock share at the date of grant and no ISO shall be exercisable more than ten (10) years from date of grant, and, no NSO shall be exercisable more than five (5) years from date of grant. NSOs may be granted to any eligible participant, and ISO are granted only to employees of the Company.

         In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination.

         Stock options issued as of December 31, 2000 and 1999 are summarized as follows:


                                                         2000                                    1999
                                          -----------------------------------      ---------------------------------
                                                                        Weighted

                                              Number             average                               Weighted
                                                of               exercise           Number of           average
                                              options             price             options          exercise price
                                          ---------------     ---------------      --------------    ---------------
       Outstanding at beginning of
           period                                792,500      $         0.36           2,700,000     $         0.15
       Granted                                      --                   --              106,000               3.32
       Exercised
       Forfeited/Cancelled                      (65,500)                0.40       (2,500,000)                  .15
                                          ---------------     ---------------      --------------    ---------------

       Outstanding at end of year                727,000                0.36           1,260,000               1.68
                                          ===============      ==============      ==============     ==============

       Exercisable at end of year                434,028      $         0.34           1,260,000     $         2.99
                                          ===============     ===============      ==============    ===============

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

4.       Stock Option Plan (continued)
         -----------------------------
         The following table summarizes information about options outstanding at December 31, 2000.

                                  Weighted         Weighted
                                   Average         Average           Number
                                Exercise Price     Remaining     Exercisable as
 Exercise           Number           per          Contractual          of
  prices         Outstanding        Share        Life in Years   June 30, 2000
  ------         -----------        -----        -------------   -------------

   $0.59           452,000       $  0.59            2.55          259,028
   $1.00           100,000          1.00            1.00          100,000
   $1.50           175,000          1.50            2.82           75,000
                                                               ----------
                   727,000                                        434,028
                ==========                                     ==========

         The exercise period for the options range from two to four years from the date of the grant, and have various vesting requirements.

5.       Common Stock Transactions
         -------------------------
         On May 6, 2000, the Company signed a subscription agreement with Tupelo Investment Co., Ltd. to purchase 3,030,303 shares of the Company's restricted common stock at a discount from market price of $0.33 per share, for an aggregate consideration of One Million Dollars ($1,000,000). Total payment shall be made in five equal monthly installments commencing May 31, 2000. Each installment payment shall be paid no later than the 30th of the month until the aggregate amount of $1,000,000 is fully paid. During the three months ended December 31, 2000, the Company received payment of $200,000 from Tupelo Investment under this agreement.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

5.       Common Stock Transactions (continued)
         -------------------------------------
         On June 26, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). According to this investment agreement, Cosmoz may, in its sole discretion and subject to certain restrictions, periodically sell shares of its common stock to Swartz. The sale of shares is called a "put". Under the investment agreement, the Company may sell up to $20,000,000 of its shares. The Company may begin putting shares when the shares become registered, in accordance with the Securities and Exchange Act of 1933, and for three years after. The investment agreement allows the Company to choose to sell common stock to Swartz at times that it decides are advantageous. The investment agreement is not a debt instrument. Any put exercised by the Company is the sale of common stock and not a loan. The investment agreement with Swartz operates as follows:

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

5.       Common Stock Transactions (continued)
         -------------------------------------

         Warrants

         As of December 31, 2000, the Company has outstanding warrants, which are convertible into 6,400,000 shares of common stock.

         Certain warrants (convertible into 2,400,000 shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.

6.       Related Party Transactions
         --------------------------
         The following transactions occurred between the Company and certain related parties:

         A.       Asia Pacific Ventures

         Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Cosmoz. APV has loaned money to the Company in previous years. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw, current CEO of the Company. In February 2000, APV advanced $250,000 to the Company. The note was due upon demand with an annual interest rate of 12%, and APV has been repaid in full.

         B.       Wilfred Shaw

         Mr. Wilfred Shaw has been performing the duties of Chairman and CEO of Cosmoz starting July 1, 1998 to December 31, 1999, and pursuant to his decision, he has not and will not receive any remuneration for his services.

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

6.       Related Party Transactions (continued)
         --------------------------------------
         B.       Wilfred Shaw (continued)

         Mr. Shaw also did not receive any compensation for the period July 1, 1998 to December 31, 1999 for serving as the Chairman of the Board of Directors. Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations

         C.       Sharpmanagement.com, LLC.

         The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and an additional payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred Shaw. As of December 31, 2000, the Company owes SharpManagement $360,000. (See Note 10.)

7.       Commitments and Contingencies
         -----------------------------

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

7.       Commitments and Contingencies (continued)
         -----------------------------------------
         B.       Operating Leases

         On December 31, 2000, the Company's principal executive offices relocated to a 2,500 square foot facility at 199 California Drive, Suite 207, Millbrae, California 94030. The Company leases the facility under an 18 month agreement that terminates on June 12, 2002, with no renewal option. The aggregate rental rate for the entire facility for the first and second years of the lease term is $48,000 and $24,000, respectively. All operations including system development, control, and maintenance are performed at this facility.

         For the three-month periods ended December 31, 2000 and 1999, rent expense was $67,315 and $18,486, respectively. For the six-month periods ended December 31, 2000 and 1999, rent expense was $133,338 and $36,972, respectively.

         C.       Letter-of-credit

         As of December 31, 2000, the Company cancelled its outstanding irrevocable letter of credit from a bank in the principal amount of $125,000, issued in connection with the lease of certain office space. A $125,000 cash deposit with the bank collateralized the letter of credit. The letter of credit was cancelled due to the termination of the subject lease. The cash balance after payment of certain lease costs is now classified as restricted.

8.       Going Concern Uncertainties
         ---------------------------

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

                                COSMOZ.COM, INC.
                   Notes to Consolidated Financial Statements

                                December 31, 2000

8.       Going Concern Uncertainties (continued)
         ---------------------------------------

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

9.       Sale of iTrack.com, Inc.
         ------------------------

         In October 2000, the Company sold its iTrack.com Division to Overbid.com, Inc., a private corporation, of San Mateo, CA., which purchased all of the outstanding common shares of iTrack.com, Inc. In exchange for the common shares of iTrack.com, Inc., the Company received 598,556 common shares of OverBID.com, Inc., which have an estimated value of $375,000. The company recognized a loss of $1,039,989 as a result of the sale.

10.      Subsequent Events
         -----------------

         In January 2001, the Company issued 15,000,000 shares of its common stock as settlement for $360,000 due to SharpManagemt for management fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------
The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations.

As a result, the actual results may differ materially from those projected in the forward-looking statements.

We believe that as a result of the rapidly evolving nature of our business and our limited operating history, period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indicators of future performance.

Overview

In response to the rapid changes in technology and distribution channels related to the Internet, the Company has restructured and consolidated its Internet properties and businesses to maximize the Company's long-term business plan and direction which will focus on building and developing its FinancialContent.com, Inc. and StreetIQ.com, Inc. properties, as well as phasing out and eliminating other initiatives. The Company continues to operate its existing internet properties.

The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the products and services that we provide. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources than us. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce our revenues.

Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation, copyright and content. The enactment of any additional laws or regulations may impede the growth of the Internet and our Internet-related business and could place additional financial burdens on us.

Our refocus is in response to the rapid changes in technology and distribution channels related to the Internet. The markets for the Internet products and services we provide are characterized by: rapidly changing technology; evolving industry standards; frequent new product and service introductions; shifting distribution channels; and changing customer demands.

The Company is the majority seventy (70) percent owner of FinancialContent. We transferred thirty (30) percent of the company to FinancialContent's key employees to secure their continued employment. FinancialContent has developed an online editor that simplifies the task of integrating financial data into web and wireless applications. The automation helps reduce overhead and minimizes the amount of resources needed to provide customer support. FinancialContent offers an affordable entry point for all its customers, especially for entrepreneurs and project managers working on a limited budget. As the customers' needs and budgets increase, the Company can scale with that growth. FinancialContent does not have any resources to date.

Unlike other financial data providers, FinancialContent has a subscription model which gives the customers a true value proposition and protection against obsolescence. Customers begin with the Starter Package that guarantees a fixed monthly subscription fee and access to an ever-growing library of financial tools. The customer base represents a cross-section of many businesses, including financial services providers, enterprise information portals, and new media publishers. FinancialContent also works with customers to re-package its product into a bundle of services specific to their respective clientele. For example, the Company provides the data needed by financial service providers. At this time, the customer list includes account aggregators, investor relations fulfillment services, portfolio and fund managers, wireless enablers, and wireless portals.

FinancialContent is currently engaged in pre-launch marketing, mostly through direct contact with webmasters, project managers, and members of the press and Internet media. Presently, word-of-mouth marketing has helped the Company garner its current user base of over 1000 companies. Since FinancialContent gets exposure simply by being deployed, the Company expects viral and brand marketing to continue contributing to the company's growth and acquisition of new customers. The Company will forge partnerships with webmaster's forums, small business portals, and enterprise information portals to achieve efficient mass marketing exposure. The Company will also implement an aggressive reseller program. We strongly believe that this product has the potential to produce significant monthly revenues.

StreetIQ.com, Inc. is a wholly owned subsidiary of the Company. StreetIQ features a directory, which categorizes investment-related websites that offer the best products and services. StreetIQ also publishes an email newsletter through which these websites can announce their products and services to the investment community.

StreetIQ identifies publicly-traded companies that truly have potential. StreetIQ gives these companies added exposure by leveraging the subscriber base of the StreetIQ newsletter and the reach of StreetIQ's network of partner websites. StreetIQ offers advertising opportunities through its directory, newsletters, and partnership with other investment-related websites.

Results of Operations for the three months ended December 31, 2000 and 1999

Revenues decreased to approximately $7,100 for the three months ended December 31, 2000 from approximately $45,109 for the three months ended December 31, 1999. This decline in revenues was primarily attributable to decline in sponsorship advertisements income from our various websites.

Sales and marketing. Sales and marketing expenses decreased to approximately $29,453 for the three months ended December 31, 2000 from approximately $160,105 for the three months ended December 31, 1999. The decrease primarily resulted from elimination of our advertising campaign, due to financial constraints.

Product   development.   Product  development  expenses  decreased  slightly  to
approximately $100,867 for the three months ended December 31, 2000 from approximately $127,519 for the three months ended December 31, 1999.

General and administrative. General and administrative expenses decreased to approximately $233,408 for the three months ended December 31, 2000 from approximately $807,606 for the three months ended December 31, 1999. Decreases in the number of administrative personnel, the use of third party public relations services, and the amount of investor relations expenses, facility operating lease expenses, legal and accounting fees, telephone and other support costs is a result of ongoing and continued efforts to reduce overhead to support liquidity.

Amortization   of  intangibles.   Amortization   of  intangibles   expenses  was
approximately $141,341 for the three months ended December 31, 2000 compared to approximately $141,789 for the three months ended December 31, 1999.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $12,889 for the three months ended December 31, 2000 from approximately $8,618 for the three months ended December 31, 1999. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $2,615,814 for the three months ended December 31, 2000 as compared to net other income $15,630 for the three months ended December 31, 1999. The variance resulted from recognition of loss from valuation of three divisions and the sale of another division:

o We determined that the carrying value of goodwill exceeded its net realizable value as a result of rapid changes in the Internet industry. This determination was made by our management to reflect the reduced demand for Internet properties. In accordance with SFAS 121, we recognized a charge due to changes in the valuation of goodwill of three divisions totaling $1,568,388. The revaluations of the MB technologies Division, the Buckinvestor Division and the StreetIQ Division reflect the deterioration of the market conditions in the Internet technology sector during the second quarter; and
o We sold our 100% interest in iTrack.com, Inc., to OverBID.com, Inc., a private corporation, located in San Mateo, California. The Company received 598,556 common shares of OverBID.com, Inc., which have an estimated value of $375,000. The company recognized a loss of $1,039,989 as a result of the sale.

Income Taxes. We have not recorded our income tax benefit of $10,166,132 primarily due to loss carryforwards from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019 due to the uncertainty surrounding the realization of deferred tax assets.

Liquidity and Capital Resources

During the last three months of 2000 the Company sustained operating losses of $510,858. Net cash used in operating activities was $702,462 for the six months ended December 31, 2000 compared to $784,322 for the six months ended December 31, 1999. Management has taken steps to correct this trend by reducing operating expenses

Net cash used in investing activities was $34,006 for the six months ended December 31, 2000 compared to net cash provided of $767,988 for the six months ended December 31, 1999. The Company used its short-term investments to fund operations.

Net cash provided by financing activities was $622,000 for the six months ended December 31, 2000 compared to $303,125 for the six months ended December 31, 1999. During the quarter, additional capital was provided by loans from shareholders to support operations of $47,000. Management anticipates that it will raise additional funds to support operations in the 3rd quarter.

Our liquidity and continued existence is dependent on our ability to increase operating revenues and/or raise additional equity and debt financing. If additional funds are raised through the issuance of equity securities, then the percentage of ownership of our existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms acceptable to us or at all. If adequate funds are not available or are not on terms acceptable to us, we may be unable to continue our business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities which could have a material adverse effect on our business, financial condition and operating results.

                           PART II - Other Information
                           ---------------------------

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

(a) INDEX TO EXHIBITS

Number of
Item
Assigned in
Regulation

S-B, Item 601         Description of Exhibit
--------------        ----------------------

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

                               Signature
                               ---------


                               COSMOZ.COM, INC.

                               By /s/ Wilfred Shaw
                               -------------------
                                      Wilfred Shaw
                                      Chairman and Chief Executive Officer

Date:  February 20, 2001