Form 10QSB
period 2001-03-31
COSMOZ INFRASTRUCTURE SOLUTIONS INC
filed 2001-05-21
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended 03/31/01.

         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period [n/a].

Commission file number: 0-28377

--------------------------------------------------------------------------------
                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
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

                    (Address of principal executive offices)

                                  650/ 652-3991
                         Registrant's telephone number)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                Cosmoz.com, Inc.

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

Yes:[ ]   No:[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 80,471,476.

                          Part I--Financial Information

Item 1.  Financial Statements.




                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                        Consolidated Financial Statements

                                 March 31, 2001

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

                        Consolidated Financial Statements

                                 March 31, 2000


Consolidated Balance Sheets                                         1 - 2

Consolidated Statements of Operations                                   3

Consolidated Statements of Changes in Shareholders' Equity         4A - 4D

Consolidated Statements of Cash Flows                               5 - 6

Notes to the Financial Statements                                   7 - 19

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

                           Consolidated Balance Sheets

                        March 31, 2001 and June 30, 2000


                                                             March 31,              June 30,
                                                               2001                   2000
                                                          ----------------        --------------
                                                            (UNAUDITED)
 ASSETS

Current Assets:
    Cash and cash equivalents                           $           4,163      $        175,678
    Deposits and prepaid expenses
    Short-term investments in marketable securities                 1,509                 3,343
    Accounts receivable - trade, net                                5,458                 8,717
    Prepaid expenses                                                8,208                69,295
                                                       -------------------    ------------------

       Total Current Assets                                        19,338               257,033
                                                       -------------------    ------------------

Property and Equipment
    Office furniture                                               57,789                57,789
    Leasehold Improvements                                              -                10,891
    Equipment                                                     151,896               142,877
                                                       -------------------    ------------------

                                                                  209,685               211,557

    Accumulated depreciation                                      (50,709)              (32,568)
                                                       -------------------    ------------------

       Total Property and Equipment                               158,976               178,989
                                                       -------------------    ------------------

Other Assets:
    Long-term investments                                         396,280               210,982
    Restricted cash                                                     -               125,000
    Deposits                                                            -                26,500
    Intangible assets, net                                        159,744             3,440,325
                                                       -------------------    ------------------

       Total Other Assets                                         556,024             3,802,807
                                                       -------------------    ------------------

          Total Assets                                  $         734,338      $      4,238,829
                                                       ===================    ==================


          See accompanying notes to consolidated financial statements.

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

                        March 31, 2001 and June 30, 2000


                                                                         March 31,          June 30,
                                                                           2001               2000
                                                                       ----------------   -------------
                                                                         (UNAUDITED)

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                 $       171,263    $      155,893
    Reserve for discontinued operations                                       51,862            60,000
    Taxes payable - discontinued operations                                  117,509           117,509
    Accounts payable - discontinued operations                               130,394           130,394
    Management fees due - related party                                       30,769           248,427
    Deferred compensation                                                     85,000                 -
    Other accrued expenses                                                         -            47,921
    Due to related parties                                                    88,517           150,000
    Notes payable - other                                                     14,589            14,589
                                                                    -----------------  ----------------

       Total Current Liabilities                                             689,903           924,733
                                                                    -----------------  ----------------


Stockholders' Equity
    Preferred stock, $0.001 par value; 50,000,000 shares authorized;
       none issued or outstanding                                                  -                 -
    Common stock, $0.001 par value; 200,000,000 shares authorized;
       80,514,849 and 64,514,849 issued and outstanding respectively          80,514            64,514
    Additional paid-in-capital                                            14,496,557        13,505,657
    Accumulated other comprehensive income (loss)                            (18,794)          (17,543)
    Accumulated deficit                                                  (14,513,842)      (10,238,532)
                                                                    -----------------  ----------------

       Total Stockholders' Equity                                             44,435         3,314,096
                                                                    -----------------  ----------------

          Total Liabilities and Stockholders' Equity                 $       734,338    $    4,238,829
                                                                    =================  ================


          See accompanying notes to consolidated financial statements.

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

                      Consolidated Statements of Operations
     For the three and nine months ended March 31, 2001 and 2000 (unaudited)


                                                   Three Months Ended                 Nine Months Ended
                                               March 31,                         March 31,
                                                 2001            2000              2001              2000
                                             -------------  --------------   ----------------   --------------

Revenues:
    Net revenues (Note 1)                    $     18,760   $     153,509    $        31,986    $     270,503
    Costs of revenues                                   -               -                  -                -
                                             -------------  --------------   ----------------   --------------

                                                   18,760         153,509             31,986          270,503
                                             -------------  --------------   ----------------   --------------

Operating Expenses:
    Business development                            4,413          34,219              4,413           93,308
    Sales and marketing                            49,900         205,470             90,869          529,511
    Product development                             9,777         199,339            263,311          438,322
    General and administrative                    288,204       4,853,503            817,431        6,062,764
    Amortization of intangibles                    14,522         151,385            297,204          359,263
    Depreciation and amortization                   9,086           8,781             34,864           21,160
                                             -------------  --------------   ----------------   --------------

       Total operating expenses                   375,902       5,452,697          1,508,092        7,504,328
                                             -------------  --------------   ----------------   --------------

       Loss from operations                      (357,142)     (5,299,188)        (1,476,106)      (7,233,825)
                                             -------------  --------------   ----------------   --------------

Other Income (loss):
    Write down goodwill                                 -               -         (1,568,388)               -
    Asset impairment                             (175,000)              -           (175,000)               -
    Investment loss/gain                                -         (37,457)           (14,702)           1,500
    Loss on disposal of fixed assets               (6,918)         (4,103)            (6,918)          (4,103)
    Interest income                                     -           1,422              6,636            5,811
    Interest expense                                    -          (2,529)            (2,969)          (2,660)
    Dividend income                                   179           1,245              2,126           35,972
    Loss on sale of iTrack                              -               -         (1,039,989)               -
                                             -------------  --------------   ----------------   --------------

       Total other income                        (181,739)        (41,422)        (2,799,204)          36,520
                                             -------------  --------------   ----------------   --------------

    Net loss before taxes                        (538,881)     (5,340,610)        (4,275,310)      (7,197,305)

       Provision for income tax                         -               -                  -                -
                                             -------------  --------------   ----------------   --------------

    Loss after income taxes from operations      (538,881)     (5,340,610)        (4,275,310)      (7,197,305)


       Net loss                                  (538,881)   $ (5,340,610)    $   (4,275,310)    $ (7,197,305)
                                             =============  ==============   ================   ==============

Net loss per share:

    Net loss per share - basic                     (0.007)   $     (0.087)    $       (0.063)    $  $  (0.118)
                                             =============  ==============   ================   ==============

    Net loss per share - diluted                   (0.007)   $     (0.087)    $       (0.063)    $  $  (0.118)
                                             =============  ==============   ================   ==============

    Shares used in per share
      calculation - basic                      75,848,182      61,279,546         68,237,477       61,112,782
                                             =============  ==============   ================   ==============

    Shares used in per share
     calculation - diluted                     75,848,182      61,279,546         68,237,477       61,112,782
                                             =============  ==============   ================   ==============


          See accompanying notes to consolidated financial statements.

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

           Consolidated Statement of Changes in Shareholders' Equity

            for the three and nine month period ended March 31, 2001

                                 (SPLIT TABLE)

                                                                                                             Accumulated
                                                                                             Additional         Other
                                           Preferred Stock             Common Stock            Paid-in      Comprehensive
                                        Shares      Amount         Shares       Amount         Capital      Income (loss)
                                        --------  ------------   -----------  ------------  --------------  --------------
Balance, June 30, 2000                        -    $        -    64,514,849    $   64,514    $ 13,505,657    $    (17,543)


       Comprehensive income (loss):
       Net loss from operations
         during the period
       Net unrealized loss
         on securities                                                                                             (1,669)
       Sale of common stock                                                                       400,000
                                        --------  ------------   -----------  ------------  --------------  --------------

Balance, September 30, 2000                   -             -    64,514,849        64,514      13,905,657         (19,212)
                                        --------  ------------   -----------  ------------  --------------  --------------


       Comprehensive income (loss):
       Net loss from operations
         during the period
       Net unrealized loss
         on securities
       Sale of common stock                                                                       200,000
                                        --------  ------------   -----------  ------------  --------------  --------------

Balance, December 31, 2000                    -    $        -    64,514,849    $   64,514    $ 14,105,657    $    (19,212)
                                        --------     ---------   -----------     ---------     -----------     -----------


        Comprehensive income (loss):
        Net loss from operations
         during the period
        Net unrealized gain (loss)
         on securities                                                                                                418
        Conversion of debt into
         common stock                                            11,250,000        11,250         258,750
        Common stock issued
         for services                                             4,750,000         4,750         132,150
                                        --------  ------------   -----------  ------------  --------------  --------------

 Balance, March 31, 2001                      -    $        -    80,514,849    $   80,514    $ 14,496,557    $    (18,794)
                                        ========  ============   ===========  ============  ==============  ==============

                                       4A

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

           Consolidated Statement of Changes in Shareholders' Equity

            for the three and nine month period ended March 31, 2001

                             (SPLIT TABLE)Continued



                                                             Total
                                         Accumulated     Shareholders'   Comprehensive
                                           Deficit          Equity       Income (loss)
                                        ---------------  --------------  --------------
Balance, June 30, 2000                   $ (10,238,532)   $  3,314,096    $          -


       Comprehensive income (loss):
       Net loss from operations
         during the period                    (609,754)       (609,754)       (609,754)
       Net unrealized loss
         on securities                                          (1,669)         (1,669)
       Sale of common stock                                    400,000
                                        ---------------  --------------  --------------

Balance, September 30, 2000                (10,848,286)      3,102,673        (611,423)
                                        ---------------  --------------  --------------


       Comprehensive income (loss):
       Net loss from operations
         during the period                  (3,126,675)     (3,126,675)     (3,126,674)
       Net unrealized loss
         on securities                                               -               -
       Sale of common stock                                    200,000
                                        ---------------  --------------  --------------

Balance, December 31, 2000               $ (13,974,961)   $    175,998    $ (3,738,097)
                                           ------------     -----------      ----------


        Comprehensive income (loss):
        Net loss from operations
         during the period                    (538,881)       (538,881)       (538,881)
        Net unrealized gain (loss)
         on securities                                             418            (418)
        Conversion of debt into
         common stock                                          270,000
        Common stock issued
         for services                                          136,900
                                        ---------------  --------------  --------------

 Balance, March 31, 2001                 $ (14,513,842)   $     44,435    $  (4,277,396)
                                        ===============  ==============  ==============



          See accompanying notes to consolidated financial statements.

                                       4B


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



                                       4C


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

                                       4D

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

                      Consolidated Statements of Cash Flows

                For the nine months ended March 31, 2001 and 2000
                                   (unaudited)

                                                                           Nine months          Nine months
                                                                          ended March 31,      ended March 31,
                                                                               2001                2000
                                                                         ----------------  -------------------
Operating Activities:
    Net Loss                                                             $    (4,275,310)          (3,242,040)
Adjustments to reconcile net (loss) to
  net cash provided by (used in) operating activities:
       Intangible amortization                                                   297,204              359,263
       Stock compensation                                                              -              201,400
       Amortization and depreciation                                              34,864               21,160
       Issuance of common stock for services                                     136,900              589,900
       Write down of goodwill                                                  1,568,388                    -
       Asset impairment charge                                                   175,000                    -
       Loss on sale of i-track                                                 1,039,989                    -
       Loss on investment                                                         14,702               39,019
       Loss on disposal of fixed assets                                            6,918                    -

Changes in operating assets and liabilities:
    Accounts receivable - trade, net                                               3,259               19,131
    Reserve for discontinued operations                                           (8,138)                   -
    Prepaid expenses                                                              61,087             (173,167)
    Accounts payable                                                              15,370                    -
    Deposits                                                                      26,500              (25,600)
    Management fees due                                                           45,000                    -
    Deferred compensation                                                         85,000                    -
    Accrued expenses and other current liabilities                               (47,921)             340,324
    Other                                                                          7,343                    -
                                                                         ----------------  -------------------

       Net cash used in operating activities                                    (813,845)          (1,870,610)
                                                                         ----------------  -------------------

Investing activities:

    Sale of marketable securities                                                    583            1,541,637
    Other investments                                                                  -             (480,000)
    Proceeds from Disposal of property and equipment                              12,819                    -
    Purchases of property and equipment                                          (34,589)            (147,990)
                                                                         ----------------  -------------------

       Net cash provided (used) in investing activities                          (21,187)             913,647
                                                                         ----------------  -------------------

Financing activities:
    Sale of common stock                                                         600,000                    -
    Payments received on note receivable - related party                               -              900,000
    Transfer of restricted cash                                                  125,000                    -
    Proceeds from notes payable to related party                                  88,517                    -
    Payments on amounts due to related parties                                  (150,000)            (158,733)
                                                                         ----------------  -------------------

       Net cash provided by financing activities                                 663,517              741,267
                                                                         ----------------  -------------------

       (Decrease) increase in cash and cash equivalents                         (171,515)            (215,696)

Cash and cash equivalents, beginning of period                                   175,678              424,781
                                                                         ----------------  -------------------

Cash and cash equivalents, end of period                                 $         4,163    $         209,085
                                                                         ================  ===================


          See accompanying notes to consolidated financial statements.

                      COSMOZ INFRASTURCTURE SOLUTIONS, INC.

                For the nine months ended March 31, 2001 and 2000
                                   (unaudited)


The following  non cash  transactions  occurred  during the period:  Issuance of common stock for acquisitions:
       StreetIQ.com, Inc.                                                $             -    $         800,200
                                                                         ================  ===================

       MBMagic, Inc.                                                     $             -    $         315,150
                                                                         ================  ===================

       iTrack.com, Inc.                                                  $             -   $        1,722,595
                                                                         ================  ===================

       Ivory Acquisition                                                 $             -   $          281,250
                                                                         ================  ===================

    Issuance of  common stock for debt conversation                      $       270,000    $               -
                                                                         ================  ===================

    Issuance common stock for services                                   $       136,900    $               -
                                                                         ================  ===================


          See accompanying notes to consolidated financial statements.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         A.   General Description of Business

         Cosmoz Infrastructure Solutions, Inc. ("Cosmoz" or the "Company"), a Delaware corporation, (http://www.cosmoz.com ), changed its name from Cosmoz.com, Inc. effective May 7, 2001. Upon entering the Internet market in 2000, the company offered through the World Wide Web a network of branded, technology and community-driven Websites focused on the following categories: personal finance and investing; search and directory; commerce; and games; and the Company provides incubation services to companies in the Internet industry. The Company also provides strategic consulting, business services, and seed capital to emerging companies that are developing Internet Websites or Web-enabling technologies.

         The Company's new name is in line with the current nature of the business and fits into the long-term business directives. The Company is evolving into an infrastructure provider with an emphasis on web and wireless software solutions. The Company is developing and marketing an array of infrastructure products and services, while making investments in technology companies sharing common business synergies.

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         A.   General Description of Business (continued)

         During the year ended June 30, 2000, Cosmoz consummated the acquisitions of Ivory Acquisition Corporation, StreetIQ, Inc., iTrack, Inc., and the remaining 51% interest in MB Technologies, Inc. The shareholders of these corporations exchanged all of their shares for shares of Cosmoz's Common Stock. During the quarter ended December 31, 2000, we completed the sale of iTrack to OverBID.com, Inc., in exchange for shares in OverBID.com, Inc. Subsequently, on April 20, 2001, the Company rescinded this transaction and reacquired iTrack in exchange for shares in Overbid.Com, Inc.

         The Company's wholly owned Internet properties include:

           o        www.buckinvestor.com;
           o        www.monsterpick.com;
           o        www.tickerzone.com
           o        www.streetiq.com;
           o        recently reacquired www.itrack.com;
           o        www.monsterquote.com;
           o        www.profitwire.com;
           o        www.financialcontent.com;
           o        www.casinowhiz.com; and
           o        www.cosmozmall.com.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         B.   Basis of Presentation and Organization

         These unaudited consolidated financial statements represent the financial activity of Cosmoz Infrastructure Solutions, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.
         Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended December 31, 2000, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


         C.       Advertising Costs

         All advertising costs are expensed as incurred. Advertising expense totaled approximately $1,232 and $30,033 for the three months ended March 31, 2001 and 2000, respectively and $23,156 and $295,891 for the nine months ended March 31, 2001 and 2000, respectively.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         D.   Earnings per Share

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

         The Company did not have any dilutive securities for the three and nine months ended March 31, 2001 and 2000.


         E.   Segments of an Enterprise and Related Information

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         F.   Intangibles

         Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties. The difference between the fair market value of the assets acquired and consideration paid is recorded as goodwill. During the second quarter of fiscal year ending June 30, 2001, the Company determined that the carrying value of goodwill associated with BuckInvestor, MB Magic, and StreetIQ exceeded its net realizable value as a result of rapid changes in technology and a reduced demand outlook caused by significant changes in the Internet industry. The senior management of the Company determined the analysis regarding the carrying value of goodwill. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company recorded a pre-tax charge of $0 and $1,568,388 for the three and nine months ended March 31, 2001, respectively.



2.       Income Taxes
         ------------

         Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $11 million from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

3.       Investments
         -----------

         At March 31, 2001, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                             Gross              Gross             Gross
                                           Amortized         Unrealized         Unrealized          Estimated
                                             Cost               Gain               Loss            Fair Value
                                         --------------     --------------    ---------------    ----------------
      Equity securities                       $ 10,000                               (8,491)     $         1,509
      Corporate equity securities,
      privately-held                           396,280                  -                  -             396,280

                                         --------------     --------------    ---------------    ----------------

               Total                          $406,280      $           -  $         (8,491)     $       397,789
                                         ==============     ==============    ===============    ================

         The Company recorded recorded a pre-tax charge of $175,000 and $175,000 for the three and nine months ended March 31, 2001, respectively. The impairment charge relates to the Company's investment in Overbid.com, Inc.

         At June 30, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                           Gross              Gross              Gross
                                      Amortized Cost        Unrealized        Unrealized          Estimated
                                                               Gain              Loss             Fair Value
                                      ----------------    ---------------    --------------     ---------------
      Equity securities                     $  10,000      $           -  $        (6,657)      $        3,343
                                      ----------------     --------------    --------------     --------------
      Total short-term investments
                                               10,000                              (6,657)               3,343

      Corporate equity securities,
      privately-held                          210,982                  -                 -             210,982

                                      ----------------    ---------------    --------------     ---------------

      Total                                 $ 220,982      $           -  $        (6,657)      $      214,325
                                      ================    ===============    ==============     ===============

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

4.       Common Stock Transactions (continued)
         -------------------------------------

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

4.       Common Stock Transactions (continued)
         -------------------------------------

         During the three months ended March 31, 2000, the converted $270,000 in amounts due to Sharp Mangement, LLC. into 11,250,000 shares of its common stock. Additionally, the Company issued 3,750,000 shares to Sharp Management, LLC, in lieu of cash payments for consulting services provided to the Company, which were valued at $90,000.

         The Company issued 1,000,000 shares of common stock, with a market value of $46,900, for consulting services provided to the Comapany.

         Warrants

         As of March 31, 2000, the company has outstanding warrants, which are convertible into 6,400,000 shares of common stock.

         Certain warrants (convertible into 2,400,000 shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.



5.       Related Party Transactions
         --------------------------

         The following transactions occurred between the Company and certain related parties:

         A.   Asia Pacific Ventures

         Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Cosmoz. APV has loaned money to the Company in previous years. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw, current CEO of the Company. In February 2000, APV advanced to the Company $250,000. The note payable was due upon demand and bears an annual interest rate of 12%, and the Company has repaid the note in full.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

5.       Related Party Transactions (continued)
         --------------------------------------

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

         The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred Shaw. As of March 31, 2001, SharpManagement is due $45,000. The Company issued Sharp Management 15,000,000 shares of its common stock as payment for management services provided to the Company, which were valued at $360,000.



6.       Commitments and Contingencies
         -----------------------------

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

6.       Commitments and Contingencies (continued)
         -----------------------------------------

         B.   Operating Leases

         On December 31, 2000, the Company's principal executive offices relocated to a 2,500 square foot facility at 199 California Drive, Suite 207, Millbrae, California 94030. The Company leases the facility under an 18 month agreement that terminates on June 12, 2002, with no renewal option. The aggregate annual rental rate for the entire facility for the first and second years of the lease term is $48,000 and $24,000, respectively. All operations including system development, control, and maintenance are performed at this facility.

         For the three-month period ended March 31, 2001 and 2000, rent expense was $35,827 and $32,998, respectively. For the nine-month period ended March 31, 2001 and 2000, rent expense was $169,166 and $69,970, respectively.


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



7.       Going Concern Uncertainties
         ---------------------------

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

7.       Going Concern Uncertainties (continued)
         ---------------------------------------

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



8.       Sale of iTrack.com, Inc.
         ------------------------

         In October 2000, the Company sold its iTrack.com Division to Overbid.com, Inc., a private corporation, of San Mateo, CA., which purchased an all of the outstanding common shares of iTrack.com, Inc. In exchange for the common shares of iTrack.com, Inc., the Company received 598,556 common shares of OverBID.com, Inc., which has a revised estimated value of $200,000. The company recognized an intial loss of $1,039,989 as a result of the sale.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2001

9.       Subsequent Events
         -----------------

         In April 2001, the Company reacquired iTrack from Overbid.com, Inc. The Company returned to Overbid.com, Inc 598,556 common shares of Overbid.com, Inc., and the Company received all the outstanding shares of iTrack.com, Inc. The management of the Company has estimated the value of its shares in Overbid.com, Inc. and the related value of iTrack.com, Inc. to be $200,000, thus an additional write-down of $175,000 was recorded as an asset impairment charge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

--------------------------------------------------------------------------------
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations.

As a result, the actual results may differ materially from those projected in the forward-looking statements.

We believe that as a result of the rapidly evolving nature of our business and our limited operating history, period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indicators of future performance.

Overview

In response to the rapid changes in technology and distribution channels related to the Internet, we restructured and consolidated our Internet properties and businesses to maximize the Company's long-term business plan and direction which focuses on building and developing FinancialContent.com, Inc. and StreetIQ.com, Inc. properties, as well as phasing out and eliminating other initiatives.

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

We  are  the  majority  seventy  (70)  percent  owner  of  FinancialContent.  We transferred thirty (30) percent of the ownership of the company to FinancialContent's key employees to secure their continued employment.
FinancialContent has developed an online editor that simplifies the task of integrating financial data into web and wireless applications. The automation helps reduce overhead and minimizes the amount of resources needed to provide customer support. FinancialContent offers an affordable entry point for all its customers, especially for entrepreneurs and project managers working on a limited budget. As the customers' needs and budgets increase, the client can scale with that growth.

Since FinancialContent gets exposure simply by being deployed, the we expect viral and brand marketing to continue contributing to the FinancialContent's growth and acquisition of new customers. FinancialContent has forged and is finalizing partnerships with webmaster's forums, small business portals, and enterprise information portals to achieve efficient mass marketing exposure. FinancialContent has also commenced its reseller program. We strongly believe that this product has the ability to produce significant monthly revenues.

StreetIQ.com, Inc. is our wholly owned subsidiary. StreetIQ features a directory, which categorizes investment-related websites that offer the best products and services. StreetIQ also publishes an email newsletter through which client companies can announce themselves, their products and their services to the investment community. Unlike competing services, StreetIQ partners only with reputable financial websites and delivers quantifiable results. StreetIQ offers numerous marketing solutions for client companies, including:

         o Email-based  Company  Profiling:    StreetIQ  targets  opt-in  online
         investors by email with professional, high-quality coverage of client companies and supporting research articles on their industrya

         o Banner & Tile Sponsorship: StreetIQ offers client companies prominent branding through banner and tile advertising on its websites and its affiliate websites;

         o Investor Leads  Acquisition:  StreetIQ acquires fresh new leads of at
         least  2000   individuals   interested  in  getting  more   information
         specifically about the client companies; and

         o Professional Copy Writing: StreetIQ writes marketing materials and press releases for client companies.

Results of  Operations  for the three and nine  months  ended March 31, 2001 and
2000

Revenues decreased to $18,760 and $31,986 for the three months and nine months ended March 31, 2001 from $153,509 and $270,503 for the same periods in prior year. This decline in revenues was primarily attributable to decline in sponsorship advertisement income from our various websites.

Business development decreased to $4,413 for the three months and nine months ended March 31, 2001 from $34,219 and $93,308 for the same periods in prior year. This decrease primarily resulted from elimination of business development program.

Sales and marketing expenses decreased to $49,900 and $90,869 for the three months and nine months ended March 31, 2001 from $205,470 and $529,511 for the same periods in prior year. The decrease primarily resulted from elimination of our advertising campaign, due to financial constraints.

Product development expenses decreased to $9,777 and $263,311 for the three months and nine months ended March 31, 2001 from $199,339 and $438,322 for the same periods in prior year. The decrease primarily resulted from size reduction of product development program.

General and administrative expenses decreased to $288,204 and $817,431 for the three months and nine months ended March 31, 2001 from $4,853,503 and $6,062,764 for the same periods in prior year. Decreases in the number of administrative personnel, the use of third party public relations services, and the amount of investor relations expenses, facility operating lease expenses, legal and accounting fees, telephone and other support costs is a result of ongoing and continued efforts to reduce overhead to support liquidity.

Amortization of intangibles expenses was 14,522 and $297,204 for the three months and nine months ended March 31, 2001 compared to $151,385 and $359,263 for the same periods in prior year.

Depreciation and amortization expenses increased to $9,086 and $34,864 for the three months and nine months ended March 31, 2001 from $8,781 and $21,160 for the same periods in prior year. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Net other loss was $181,739 and $2,799,204 for the three months and nine months ended March 31, 2001 as compared to net other loss of $41,422 and net other gain of $36,520 for the same periods in prior year. The variance resulted from recognition of loss from valuation of three divisions and the sale of another division:

o We determined that the carrying value of goodwill exceeded its net realizable value as a result of rapid changes in the Internet industry. This determination was made by our management to reflect the reduced demand for Internet properties. In accordance with SFAS 121, we recognized a charge due to changes in the valuation of goodwill of three divisions totaling $1,568,388. The revaluations of the MB technologies Division, the Buckinvestor Division and the StreetIQ Division reflect the deterioration of the market conditions in the Internet technology sector during the second quarter; and
o We sold our 100% interest in iTrack.com, Inc., to OverBID.com, Inc., a private corporation, located in San Mateo, California. We received 598,556 common shares of OverBID.com, Inc., which have an estimated value of $375,000. We recognized a loss of $1,039,989 as a result of the sale. We redetermined that the carrying value of OverBID.com, Inc. to be $200,000 as of March 31, 2001 and recorded a pretax asset impairment charge of $175,000.


Income Taxes. We have not recorded our income tax benefit of approximately $4 million primarily due to loss carry forwards from continuing operations. Net operating loss carryforwards of approximately $11 million may be used to offset future United States income taxes and which begin to expire in 2019. A valuation allowance was recorded due to the uncertainty surrounding the realization of deferred tax assets.

Liquidity and Capital Resources

During the last three months of 2001, we sustained operating losses of $538,881. Net cash used in operating activities was $813,845 for the nine months ended March 31, 2001 compared to $1,870,610 for the nine months ended March 31, 2000. Management has taken steps to correct this trend by reducing operating expenses.

Net cash used in investing activities was $21,187 for the nine months ended March 31, 2001 compared to net cash provided of $913,647 for the nine months ended March 31, 2000. We used our short-term investments to fund operations.

Net cash provided by financing activities was $663,517 for the nine months ended March 31, 2001 compared to $741,267 for the nine months ended March 31, 2000. Additional capital was provided by loans from shareholders to support operations of $41,517 for the three months ended March 31, 2001.

Total loan provided by shareholder for the nine months amounted to $88,517. Management anticipates that it will raise additional funds to support operations in the future. We have been focused on reducing operating expenses, which included certain employees deferring their salaries and wages.

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

                           PART II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         -----------------------------------------------------------------------

         On January 31, 2001, at a special meeting of the shareholders the Company's shareholders ( i ) approved the company's name change to Cosmoz Infrastructure Solutions, Inc.; and ( ii ) approved a loan to the Company secured by Company's 1 unit of Ridgewood Capital Venture Fund 1. The number of votes cast in matters is set forth below:

1.       Name Change to Cosmoz Infrastructure Solutions, Inc.

         Votes For       Votes Against     Abstentions       Broker Non-Votes
                         Or Witheld
         ----------      -------------     -----------       ----------------
         43,480,218      0                 906,500           0

2.       Approval of Loan and Collateralization of Ridgewood Unit

         Votes For       Votes Against     Abstentions       Broker Non-Votes
                         Or Witheld
         ----------      -------------     -----------       ----------------
         43,480,218      0                 906,500           0

Item 5.  Other Information

At a duly held meeting of the Board of Directors, the Board passed the following resolution:

RESOLVED that the Corporation will transfer its 598,556 shares of OverBID.com, Inc.'s common stock in exchange for the iTrack.com Internet property pursuant to the terms and conditions of the "Agreement of Reacquisition of iTrack.com By and Between Cosmoz.com, Inc. and OverBID.com, Inc. ("Agreement").

The Agreement was executed and finalized on April 20, 2001.

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


                               COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                               By /s/ Wilfred Shaw
                               -------------------
                                      Wilfred Shaw
                                      Chairman and Chief Executive Officer

Date:  May 21, 2001