Form 10KSB
period 2001-06-30
COSMOZ INFRASTRUCTURE SOLUTIONS INC
filed 2001-09-28
CIK 1100360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     (Mark One)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2001.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                         Commission file number: 0-28377
                                                --------

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                      -------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                              94-3319536
             --------                                              ----------
(State or other jurisdiction of  (Primary Standard Industrial  (I.R.S. employer
incorporation or organization)   Classification Code Number)   identification #)


199 California Drive, Suite 207, Millbrae CA                            94030
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone number, including area code: (650) 652-3991

Securities registered under 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Act:    Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No
                                         ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---
The issuer had revenues of $155,799.00 for the fiscal year ended June 30, 2001.

The aggregate market value of the voting stock held by non-affiliates on September 26, 2001 was approximately $799,030 (based on the average of the bid and ask prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board).

As of September 26, 2001, 155,999,558 shares of the issuer's Common Stock were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

                                     PART 1

Item 1.  Description of Business.

Business Development

Cosmoz Infrastructure Solutions, Inc., ("Cosmoz" or the "Company") (http://www.cosmoz.com), was incorporated in Delaware on October 15, 1996, as MIS International, Inc. On December 7, 1998, the Company changed its name to Cosmoz.com, Inc. We entered the Internet market beginning after January 1999 by acquiring a number of Internet businesses including StreetIQ, Inc., iTrack, Inc., MB Technologies, Inc., BuckInvestor.com, Inc. and KingFine, Inc. The Company acquired these Internet properties and businesses by the shareholders of these corporations exchanging all of their shares for shares of Cosmoz's common stock. The Company also developed its own Internet companies including ProfitWire.com, Inc. and FinancialContent.com, Inc.

On January 5, 2000, we acquired Ivory Acquisition Corporation, an Exchange Act reporting company. Following the acquisition, we thus became a reporting company under Rule 12g-3 of the Securities Exchange Act of 1934. Presently, our headquarters are located in Millbrae, California.

Through these acquisitions of Internet-based companies, Cosmoz offered through the World Wide Web a network of branded, technology and community-driven Websites focused on the following categories: personal finance and investing; search and directory; commerce; and games; and the Company provides incubation services to companies in the Internet industry. The Company also provided strategic consulting, business services, and seed capital to emerging companies that were developing Internet Websites or Web-enabling technologies.

In response to the rapid changes in technology and distribution channels related to the Internet, we focused our efforts over the course of the last fiscal year by consolidating our Internet properties and businesses to maximize the Company's long-term business plan and direction of building and developing our majority owned subsidiary FinancialContent.com, Inc. ("FinancialContent") and our wholly owned subsidiary StreetIQ.com, Inc. ("StreetIQ") and limiting other initiatives due to financial constraints. The Company changed its name from Cosmoz.com, Inc. to Cosmoz Infrastructure Solutions, Inc. effective April 23, 2001 to reflect these operational changes.

Business of Issuer

The Company's principal businesses are FinancialContent and StreetIQ.

We incorporated FinancialContent in the State of Delaware on May 10, 2000. FinancialContent soon started providing financial content to websites through its unique modular distribution format on a no fee basis. By February 2001, approximately 1000 websites were receiving financial information and news from

FinancialContent. In February of 2001, FinancialContent announced the commercial launch of its Version 2.0 and began converting existing clients to the paid service and began actively soliciting new paying clients. As of September 2001, FinancialContent had deployed Version 2.0 to approximately 110 websites.

FinancialContent is a provider of on-line financial data and information. We believe FinancialContent offers the industry's most flexible and cost-effective content delivery system by streamlining the process of aggregating and integrating a wide variety of financial data. Content, such as stock quotes, charts, SEC filings, are modularized and made ready to deploy onto any platform through our turnkey delivery system. FinancialContent's mission is to offer clients the best value proposition in the financial content industry. FinancialContent is committed to meeting all the content needs of its clients, including:

o        Usage-based pricing;
o        True "click-and-publish"  customization  capabilities;
o        Intuitive,  seamless integration;
o        Fully  branded  and  hosted  solutions;
o        Reliable,  scaleable infrastructure;
o        Speed to market; and
o        Outstanding customer support.

FinancialContent  partners  with leading  content  providers.  In support of its service: FinancialContent receives thousands of articles daily from wire services, newspapers, and trade publications; FinancialContent delivers both delayed and real-time stock quotes. FinancialContent develops charts by examining end-of-day data from over 23,000 U.S. public companies; and FinancialContnent maintains an archive of SEC filings, company profiles, and historical data.

FinancialContent services more than 110 global clients, including investor relations firms, banks, credit unions, brokerages, and vertical portals. FinancialContent's average implementation time is less than 48 hours, far below the estimated industry average of 2 weeks. FinancialContent has also partnered with enterprise information portals in order to extend our potential customer base.


Representative Clients & Strategic Partners

Representative Clients

o        The Street - http://www.thestreet.com
o        Internet Wire - http://www.internetwire.com
o        123 Jump - http://www.123jump.com
o        Black Enterprise - http://www.blackenterprise.com
o        Entrust Capital - http://www.entrustcapital.com
o        Wall Street Tape - http://www.wallstreettape.com
o        Business To Investor - http://www.businesstoinvestor.com

o        Areaguides.net - http://www.areaguides.net
o        Nexa Securities - http://www.nexasecurities.com
o        Wall Street Reporter - http://www.wallstreetreporter.com
o        EMap (Total Telecom) - http://www.emap.com

Strategic Partners

o        Standard & Poor's - http://www.standardpoor.com
o        North American Quotation (NAQ) - http://www.naq.com
o        PrimeZone Media Network - http://www.primezone.com
o        Nando Media - http://www.nando.com/
o        Internet Wire - http://www1.internetwire.com
o        123Jump - http://www.123jump.com
o        IPO Maven - www.ipomaven.com
o        UP Networks - http://www.upnetworks.com
o        Optionetics - http://www.optionetics.com/
o        Plumbline Communications - http://www.plumbline.com
o        Midnight Trader - http://www.midnighttrader.com
o        PR Newswire - http://www.prnewswire.com
o        Bestcalls - http://www.bestcalls.com

StreetIQ

StreetIQ.com, Inc. is a wholly owned subsidiary of Cosmoz. The Company completed the acquisition of StreetIQ on August 9, 1999. Originally, StreetIQ provided online financial information targeted to women and published "whisper numbers." Today, StreetIQ publishes an email newsletter through which client companies can announce themselves, their products and their services to the investment community. StreetIQ continues to distribute its whisper numbers service through www.getwhispers.com to retail and institutional investors. StreetIQ offers numerous marketing solutions for client companies, including:

o Email-based Company Profiling: StreetIQ targets opt-in online investors by email with professional, high-quality coverage of client companies and supporting research articles on their industry.
o Banner & Tile Sponsorship: StreetIQ offers client companies prominent branding through banner and tile advertising on its websites and its affiliate websites;
o Investor Leads Acquisition: StreetIQ acquires fresh new leads of at least 2000 individuals interested in getting more information specifically about the client companies; and
o Professional Copy Writing: StreetIQ writes marketing materials and press releases for client companies.

Competition

The financial content and investment related information delivered via the Internet is intensely competitive. Many of our competitors are larger, better-financed companies and possess greater access to necessary resources. The market for Internet products and services is rapidly evolving and highly competitive. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of our subsidiaries, it is possible that a single supplier may dominate one or more market segments. We believe that the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features and quality of support. Competitors include a wide variety of companies and organizations. Some of our existing competitors, as well as a number of potential new competitors, have greater financial, technical and marketing resources than we do.

Dependence on One or Fewer Major Customers

We are not dependent on one or fewer major customers.

Patents, Licenses and Trademarks

We own a U.S. trademark for "iTrack". We abandoned our trademark applications previously filed for "Cosmoz.com" and "ProfitWire.com."

Government Approval

Not Applicable.

Government Regulations

Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation, copyright and content. The enactment of any additional laws or regulations may impede the growth of the Internet and our Internet-related businesses and could place additional financial burdens on us.

Research and Development

Not applicable.

Environmental Laws

Not applicable.

Employees

Cosmoz and its subsidiaries currently have 9 full-time employees.

Item 2.  Description of Property.

The Company's corporate operations and those of its subsidiaries are conducted in a leased facility located in Millbrae, California. The facility is approximately 1,500 square feet and the rent is $3,909.25 per month. The lease expires June 2002.

The Company's Internet properties include:

|X|      www.buckinvestor.com;
|X|      www.monsterpick.com;
|X|      www.tickerzone.com
|X|      www.streetiq.com;
|X|      www.itrack.com;
|X|      www.monsterquote.com;
|X|      www.profitwire.com;
|X|      www.casinowhiz.com;
|X|      www.cosmozmall.com; and
|X|      www.getwhispers.com.

The  Company  is  a  majority   owner  of  the   Internet   property   known  as
www.financialcontent.com.

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

Item 3.  Legal Proceedings.

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and matters related to nonpayment of debt. Other than stated below, the Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

On August 26, 2001, the Investment Agreement ("Investment Agreement") the Company entered into with Swartz Private Equity, LLC on August 26, 2000, automatically terminated under the terms of the Investment Agreement because no registration statement had been declared effective within one year after the agreement was entered between the parties. In accordance with the termination clause in the Investment Agreement, the Company is required to pay a termination fee in the amount of $200,000.00. The Company has had discussion with Swartz regarding the status of the Investment Agreement and intends to negotiate terms favorable to each party. As of September 27, 2001, Swartz has not demanded the termination fee. We have reserved $50,000.00 for these potential damages based on probable outcomes to resolve this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, we did not submit any matter to a vote of security holders through the solicitation of proxies or otherwise.

On or about January 31, 2001, a proposal to 1) amend the Company's Articles of Incorporation changing the Company name to Cosmoz Infrastructure Solutions, Inc.; and 2) to encumber the Company's interest in Ridgewood Venture Partners II, LLC to secure a loan obligation, were approved by written consent of the majority of shareholders and took effect on February 23, 2001.

On or about August 7, 2001, a proposal to 1) amend the Articles of Incorporation to increasing the number of authorized shares to 900,000,000; 2) acquire the minority held shares of FinancialContent.com, Inc.; 3) amend the Articles of Incorporation changing the Company name to FinancialContent, Inc.; and 4) reverse split the Company's common stock at a ratio between 1-for-20 to 1-for-80, were approved by written consent of the majority shareholders. The proposals have not taken effect. For further discussion, see our consolidated financial statements for the year ended June 30, 2001 and 2000. On August 15, 2001, we filed a schedule PRE 14C to effectuate these proposals. On September 17, 2001, we withdrew our schedule PRE 14C filing. We intend to refile a schedule PRE 14C that will necessarily incorporate this Form 10-KSB by reference.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "CMOZ". The high and low bid prices for the Common Stock are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

-------------------------------------------------------------------------------
    2000                            Low                               High
===============================================================================

First Quarter                      2.468                              1.313
-------------------------------------------------------------------------------
Second Quarter                     1.906                              0.906
-------------------------------------------------------------------------------
Third Quarter                      1.875                              1.000
-------------------------------------------------------------------------------
Fourth Quarter                     1.219                              0.297
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
    2001                            Low                               High
===============================================================================

First Quarter                      0.109                              0.469
-------------------------------------------------------------------------------
Second Quarter                     0.469                              0.188
-------------------------------------------------------------------------------
Third Quarter                      0.031                              0.109
-------------------------------------------------------------------------------
Fourth Quarter                     0.027                              0.075
-------------------------------------------------------------------------------

As of June 30, 2001, there were approximately 349 shareholders of record of the company's Common Stock.

To date, the Company has not declared or paid dividends on its Common Stock. The Company has followed a policy of reinvesting earnings in the business and consequently has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in consideration of business conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, and other factors.

Recent Sales of Unregistered Securities

In the three years preceding the filing of this annual report, we have issued the following securities, all Class A Common, our sole class of securities, that were not registered under the Securities Act:


                                        Number of
Date          Persons Receiving Shares  Shares         Consideration Received, Exemption, and Supporting Facts
--------------------------------------------------------------------------------------------------------------
3/4/99 to     Various Parties           12,000,000     We received $718,750 in cash and $281,250 in services,
4/14/99                                                for a total of $998,633, from a Regulation D, Rule 504 private placement that weunderwent  between 3/4/99 and 4/14/99. The services for which we issued shares included consulting  on  strategic business and financial plans, and assistance in negotiations with potential investors.
4/12/99       North American            100,000        Issued as consideration for investor relations
              Corporation Consulting                   services provided to us.We issued these shares under Regulation D,
                                                       Rule 505.
4/15/99       Stephen Carnes            50,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were issued in exchange for a portion of Mr. Carnes's shares of MB
                                                       Technologies, Inc. We issued these shares under Regulation D, Rule 505.
4/15/99       Wing Yu                   50,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were issued in exchange for a portion of Mr. Yu's shares of MB
                                                       Technologies, Inc. We issued these shares under Regulation D, Rule 505.
5/6/99        Gurkan Fidan              450,000        In connection with the acquisition of BuckInvestor.com, Inc., the
                                                       shares   were  issued  in exchange for Mr.  Fidan's shares of
                                                       BuckInvestor.com, Inc. We issued these shares under Regulation D, Rule 505.
5/6/99        Justin Keener             405,000        In connection with the acquisition of BuckInvestor.com, Inc., the
                                                       shares   were  issued  in exchange for Mr. Keener's shares of
                                                       BuckInvestor.com, Inc. We issued these shares under Regulation D, Rule 505.
5/6/99        T. Penn & Mary Jo Nugent  45,000         In connection with the acquisition of BuckInvestor.com, Inc., the shares were  issued  in exchange for the Nugent's shares of
                                                       BuckInvestor.com, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Stephen B. Mare           50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Marek's shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Stephen W. Carnes         50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Carnes shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Wing Yu                   50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Yu's shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
6/1/99        Benjamin Friedman         50,000         In connection with the acquisition of KingFINE, Inc., the shares were issued in exchange for Mr. Friedman's shares of KingFINE, Inc. We issued these shares under Regulation D, Rule 505.
7/15/99       Stephen Carnes            75,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were issued in exchange for the remaining portion of Mr. Carnes's shares of MB Technologies, Inc. We issued these shares under Regulation
                                                       D, Rule 505.

                                       9

                                        Number of
Date          Persons Receiving Shares  Shares         Consideration Received, Exemption, and Supporting Facts
--------------------------------------------------------------------------------------------------------------
7/15/99       Wing Yu                   75,000         In connection with the acquisition of MB TECHNOLOGIES, INC., the shares were  issued in  exchange for the remaining portion of Mr.  Yu's shares of
                                                       MB Technologies, Inc. We issued these shares under Regulation D, Rule 505.
7/27/99       Tupelo Investments        2,750,000      $2,750,000, through a private placement. We issued these shares under
                                                       Regulation S, because the sale took place outside the United States.
7/27/99       Bill Tunnell              50,000         Issued as consideration for investor relations services provided to us.
                                                       We  issued  these  sharesunder Regulation D, Rule 505.
9/10/99       Corporate Imaging, Inc.   50,000         Issued as consideration for investor relations services provided to us.
                                                       We  issued  these  shares under Regulation D, Rule 505.
9/16/99       Wanda Cavanaugh           24,500         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Ms. Cavanaugh's shares of iTrack.com, Inc.
9/16/99       Kevin Savetz              12,250         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Mr. Savetz's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Judi Wellnitz             12,250         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Ms. Wellnitz' shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Ashley E. Taylor Trust    49,000         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for the Trust's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Susan Cooney              98,000         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Ms. Cooney's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Don Taylor & Sybill       61,250         In connection with the acquisition of iTrack.com, Inc.; the shares were
              Taylor as Joint Tenants                  issued in exchange for Mr. & Mrs. Taylor's shares of iTrack.com, Inc.
                                                       We      issued      these sharesunder Regulation D, Rule 505.
9/16/99       Robert M. Dunlap          61,250         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Mr. Dunlap's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Eric Ward                 49,000         In connection with the acquisition of iTrack.com, Inc.; the shares were issued in exchange for Mr. Ward's shares of iTrack.com, Inc. We issued these shares under Regulation D, Rule 505.
9/16/99       Linda M. Dunlap & Dave    857,500        In connection with the acquisition of iTrack.com, Inc.; the shares were
              Taylor                                   issued in exchange for Ms. Dunlap's and Mr. Taylor's shares of
                                                       iTrack.com, Inc.We issued these shares under Regulation D, Rule 505.
9/22/99       Kelly King                400,000        In connection with the acquisition of StreetIQ.com, Inc., the shares were issued in exchange for Kelly King's shares of StreetIQ.com, Inc.
                                                       We  issued  these  shares under Regulation D, Rule 505.
10/27/99      Bill Tunnell              100,000        Issued as consideration for public relations services provided to us.
                                                       We  issued  these  shares under Regulation D, Rule 505.
10/27/99      Eric Ward                 20,000         Issued as consideration for online public relations services provided to us. We issued these shares under Regulation D, Rule 505.
10/27/99      Wanda Cavanaugh           90,000         Issued as consideration for public relations services provided to us.
                                                       We  issued  these  shares under Regulation D, Rule 505.
12/9/99       National Financial        50,000         Issued as consideration for investor relations services provided to us.
              Communication                            We issued these shares under Regulation D, Rule 505.
12/9/99       TPG Capital Corp.         250,000        Issued as consideration for services incident to our December 1999 merger with Ivory Acquisition Corp. We issued these shares under
                                                       Regulation D, Rule 505. Ivory Acquisition Corp. is an accredited investor.
12/14/99      RBM Financial             1,500,000      Issued as consideration for consulting services provided to us. We issued these shares under Regulation S, because the sale took place outside the United States.
5/5/00        Eric Tyson                50,000         Issued as consideration for Mr. Tyson's services as an author of investment-related articles for publishing on our websites. We issued these shares under Regulation D, Rule 506.
5/10/00       Tupelo Investments        3,030,303      $1,000,000, through a private placement. We issued these shares under
                                                       Regulation S, because the sale took place outside the United States.
6/27/00       Financial Communication   150,000        Issued as consideration for public relations services provided to us.
              Partners                                 We issued these shares under Regulation D, Rule 505.
1/24/01       Corworth Investments, Inc 15,000,000     Issued as consideration for services provided by SharpManagement, LLC
                                                       We  issued   these   shares   under Regulation D, Rule 506.
2/27/01       Dunn-Ellis, LLC           1,000,000      Issued in consideration for sales services provided to StreetIQ.  We issued these shares under Regulation D, Rule 505.
7/18/01       Dunn-Ellis, LLC           1,000,000      1,000,000 shares issued to Dunn Ellis, LLC on 2/27/01 surrendered at
                                                       Company's request to transfer agent to cancel certificate.
7/31/01       Wilfred Shaw              76,528,082     $100,000, through a private placement.  We issued these shares under
                                                       Regulation  D,  Rule  506.  Wilfred Shaw is an accredited investor.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We recently made the decision to concentrate our operational resources on FinancialContent and StreetIQ. The decision was based on a number of factors including the poor performance of some online initiatives, and the high cost of customer acquisition and retention, the ongoing costs associated with maintaining all our Internet properties at a competitive level, and on the positive feedback we received from our clients and partners regarding the services provided by FinancialContent and StreetIQ. Some of our Internet properties that we have phased out did generate revenues in the past, however, they were unable to sustain a recurring revenue base to justify continuation. We anticipate that our focus on FinancialContent and StreetIQ will generate stable and long-term growth for the Company.

Our short-term goal is to launch FinancialContent's Version 3.0. Version 3.0 will provide our clients with more granular control over the distributed content. These improvements, will allow the client to fully control the layout, colors, boarders and content. Improvements will also increase the level of user interaction at the control of the client.

Management is of the opinion that sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling the Company to meet its obligations and commitments as they become payable. Historically, the Company has been successful in its efforts to secure additional working capital from private placements of common stock securities, and loans from private investors.

There is no expected or planned sale of significant equipment by the Company.

Excluding any potential acquisitions, the Company's work force is expected to increase at a rate equal to actual increases of our business operations.

Results of Operations

For an overview of our company and our operations, please see the section entitled "Description of Business" in Part 1.

Intangible assets impairment recognized as a result of our financial condition and operating results. During the year ended June 30, 2001, we recorded an intangible asset write down, primarily goodwill, which substantially reduced all remaining goodwill associated with our internal properties (BuckInvestor, MB Technologies, iTrack and StreetIQ). Goodwill was determined to have been impaired because of our current financial condition and our inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. Prior to December 2000, goodwill was being amortized using the straight-line method over seven years. The write-down of goodwill and other intangible assets, in the amount of $3,083,817, is included as a separate component of operating expenses.

Investment gain/loss resulted from sales of marketable securities that are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax recorded in shareholders' equity. We invest our excess cash in money market funds and mutual funds traded on national stock markets. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2001, we had a net loss of $4,606,390. We have been able to raise capital through the sale of our common stock. We raised additional cash to fund operations. We believe that we will continue to incur operating losses and negative cash flow for the foreseeable future. In addition, we believe that as a result of the rapidly evolving nature of our business and our limited operating history, period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indicators of future performance.

During fiscal year ended June 30, 2000 we had net loss of $4,362,055 from continued operations and net gain of $25,623 from discontinued operations resulted from change in estimate of loss reserve during phase out period. We discontinued operations in Canada by July, 1998, however, some minor costs associated with the closing were incurred until October 1998.

Results of Operations for the fiscal years ended June 30, 2001 and 2000

Revenues decreased to approximately $156,000 in the year ended June 30, 2001 from $431,000 in the year ended June 30, 2000. This shift in income is related to the change of direction effected by the company in 2001. Income earned in the year ended June 30, 2001 was primarily attributable to large contracts for investor relations and promotional services and advertising revenue. The income earned in the year ended June 30, 2001, is primarily attributable to fees earned from the sales of FinancialContent's subscription services. These contracts are individually smaller, but the income earned from FinancialContent subscription service is more dependable and has a greater prospect for sustained future growth.

Cost of revenues. Cost of revenues decreased to approximately $19,000 in the year ended June 30, 2001 from $57,000 in the year ended June 30, 2000 as a result of decrease from electronic mail distribution expenses. Our cost of revenues for the year 2001 is attributable primarily to the acquisition cost of feeds supporting FinancialContent's content offerings. We anticipate the acquisition costs to increase in the future. Distributors of financial information, who at one time did not charge any fees for the rights to distribute their content, are beginning to demand distribution fees.

Sales and marketing. Sales and marketing expenses decreased to approximately $51,000 for the year ended June 30, 2001 from approximately $661,000 for the year ended June 30, 2000. The primary reason for the decrease resulted from reduction of advertising costs including participation in trade shows, advertising online and traditional media through radio. We anticipate our sales and marketing expenses to increase in the future as we increase the number of employees performing market research and sales duties. We did not incur any advertising expense in the year ended June 30, 2001, which is a reduction of approximately $350,000.

Product development. Product development expenses decreased to approximately $52,000 for the year ended June 30, 2001 from approximately $187,000 for the year ended June 30, 2000. The decrease was the result of decrease in product development personnel and other related expenses, (e.g. technical consultants).

Business development. Business development expenses decreased to approximately $234,000 for the year ended June 30, 2001 from approximately $615,000 for the year ended June 30, 2000. The decrease was the result of decrease in business development personnel and other related expenses.

General and administrative. General and administrative expenses decreased to approximately $847,000 for the year ended June 30, 2001 from approximately $2,610,000 for the year ended June 30, 2000. The decrease was the result of decrease in administrative personnel, third party public relations services, investor relations expenses, general operating facilities, legal, accounting fees, telephone and other support costs. Our operations and staff were significantly reduced during the year ended June 30, 2001.

Amortization of intangibles. Amortization of intangibles expenses decreased to approximately $283,000 for the year ended June 30, 2001 from approximately $491,000 for the year ended June 30, 2000. The decrease was the result of intangible assets impairment from various acquisitions of Internet properties recorded under the purchase method in accordance with the provisions of APB 16. Intangible assets are being amortized on a straight-line basis over seven years.

Non-recurring costs. Non-recurring costs decreased to $0 for the year ended June 30, 2001 from approximately $100,000 for the year ended June 30, 2000. Non-recurring costs in the previous fiscal year were for acquisition related expenses.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $42,000 for the year ended June 30, 2001 from approximately $31,000 for the year ended June 30, 2000. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $144,000 for the year ended June 30, 2001 as compared to net other income $32,000 for the year ended June 30, 2000. The decrease resulted from loss on disposal of property and equipment. We disposed of office equipment and leasehold improvements due to reduction of our operations and personnel.

Gain on disposal of division. Gain on disposal of division resulted from changes in estimate of loss during phase out period was $0 for the year ended June 30, 2001 as compared to approximately $26,000 for the year ended June 30, 2000.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the private placement of equity securities and conversion of debt to common stock. As of June 30, 2001, we had approximately $18,603 of cash, cash equivalents and short-term investments and working capital deficit of $702,793.

Net cash used in operating activities was $822,165 in 2001 compared to $2,546,956 in 2000. The cash used during these periods was attributable to net operating losses of $4,606,390 in 2001 and primarily attributable to net operating losses of $4,336,434 in 2000. Net cash used in operating activities for the year ended June 30, 2001 was $822,165 and resulted from net losses, decreases in accounts receivable, amounts due from officers, prepaid expenses, security deposits required for new office, management fees due to related party and accrued expenses from discontinued operations. These amounts were partially offset by an increase of accounts payable, and accrued expenses.

Net cash used in operating activities for the year ended June 30, 2000 was $2,546,956 and resulted from net losses, decreases in accounts receivable. These amounts were partially offset by an increase of accrued expenses, security deposits required for our new office and non-cash charges. Losses in 2001 principally related the write down of the Company's Internet properties. Losses in 2000 principally related to sales and marketing expenses, product development and general and administrative expenses.

Net cash provided by investing activities was $106,574 in 2001 compared to cash provided by investing activities of $1,256,586 in 2000. Cash provided in 2001 primarily related to release of restricted cash of $125,000, less lease termination fees paid, on deposit as collateral for the letter of credit required pursuant to the lease agreement of our office facility and sale of marketable securities of $3,344. Cash used in investing activities in 2001 included net of capital expenditures and equipment disposal of $21,770.

For the year ended June 30, 2001, we generated net proceeds from financing activities of $558,517. For the year ended June 30, 2000, we generated net proceeds from financing activities of $1,041,267.

Our future capital requirements depend on numerous factors, including market acceptance of our services, the timing and rate of expansion of our business. We have experienced substantial decreases in our expenditures since June 30, 2000 consistent with our smaller operations and less personnel. We anticipate that our expenditures will begin to increase in the foreseeable future consistent with the future growth of our businesses. Our continued existence is dependent upon our ability to increase operating revenues and/or raise additional equity financing. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional financing.

In view of these matters, we believe that actions presently being taken to concentrate the Company's operations on developing FinancialContent and StreetIQ provide a realistic opportunity for the company to achieve profitability. The Company's focus on FinancialContent and StreetIQ will improve the Company's cash flow, profitability and ability to raise additional capital so that it can meet its strategic objectives.

We raised additional capital during the year, and we are currently in the process of negotiating additional equity financing with potential investors. The Company has raised an additional $100,000 in July, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.  Financial Statements.

The report of the independent auditors and financial statements are set forth in this report beginning on page F-1.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance With Section 16(a) of the Exchange Act.

Our directors, executive officers and other management employees and their respective ages and positions as of August 15, 2001, are as follows.

Name                       Age              Title
-----------------------------------------------------------------------------
Wilfred Shaw               31               Director, Chairman, CEO
Wing Yu                    32               Director, Chief Operating Officer
Owen Naccarato             51               Director (non-employee)

Wilfred Shaw has been our chairman of the board of directors since our formation. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Executive Officer ("CEO"). Mr. Shaw owns SharpManagement.com, LLC. Mr. Shaw has spent the last eight years in the venture capital and investment industries, serving as Vice President for Business Development for Intertech Group, a conglomerate of small companies based in Southeast Asia. From 1994 to 1996, Mr. Shaw was employed as the Vice President for Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay area. Mr. Shaw earned his Bachelor of Arts in Economics degree at Saint Mary's College.

Wing Yu, director and Chief Operating Officer ("COO"), has served as director since December of 1999, and as COO since May of 2000. Prior to serving as COO, Mr. Yu was our Vice President of Web Development. Prior to joining us, Mr. Yu was a teacher and a freelance Apple Macintosh developer for 6 years. While coordinating online advertising for Ticketmaster.com CitySearch.com Online, he developed various websites as a freelance web developer. Mr. Yu is currently the CEO of FinancialContent. He holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology.

Owen Naccarato, director, is not an employee of ours. Mr. Naccarato began serving as a director of the company on April 10, 2000. For more than the past five years, Mr. Naccarato, an attorney, has practiced law as a sole practitioner in Irvine, CA. Mr. Naccarato formerly served as our lead securities counsel. Mr. Naccarato is admitted to the bar in the State of California. Mr. Naccarato is also a director of Kaire Holdings, Inc.

Item 10.  Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended June 30, 2001 and June 30, 2000, respectively, to the Company's Chief Executive Officer and Chief Operating Officer during such period.

Summary Executive Compensation Table

Payouts                  Annual Compensation                                 Long Term Compensation Awards
---------------------------------------------------------------------------------------------------------------------
(a)           (b)     (c)       (d)           (e)            (f)           (g)           (h)          (i)
---------------------------------------------------------------------------------------------------------------------
Name and     Year    Salary    Bonus     Other Annual     Restricted    Securities      LTIP        All Other
Principal                                Compensation     Stock         Underlying      Payouts     Compensation
Position                                 ($)              Awards($)     Options/SAR(#)  ($)         ($)
---------------------------------------------------------------------------------------------------------------------

CEO          2001     60,000                              90,000
---------------------------------------------------------------------------------------------------------------------
COO          2001    120,000
---------------------------------------------------------------------------------------------------------------------
Total:               180,000                              90,000
---------------------------------------------------------------------------------------------------------------------
Directors  2001
as a
Group
---------------------------------------------------------------------------------------------------------------------


Options/SAR Grants in the Last Fiscal Year


Name             Number of Securities        % of Total Options/SARS      Exercise or       Expiration Date
                 Underlying Options/SARS     Granted to Employees in      Base Price
                 Granted                     Fiscal Year
-----------------------------------------------------------------------------------------------------------

Wilfred Shaw
-----------------------------------------------------------------------------------------------------------
Wing Yu
-----------------------------------------------------------------------------------------------------------

Employment Agreements

Chief Executive Officer's Compensation

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred Shaw. As of March 31, 2001, SharpManagement is due $60,000. The Company issued 15,000,000 shares of its common stock as payment for management services provided to the Company, which were valued at $360,000 to pay for services provided through December 31, 2000. The Company renewed the consulting contract with SharpManagement, LLC at a reduced fee of $5,000.00 per month commencing on April 1, 2001.

Chief Operating Officer's Compensation

Wing Yu, a director, was promoted to chief operating officer on May 11, 2000. He originally earned an annual salary of $120,000.00, and received a signing bonus of $6,800.00. The Company recently renegotiated Mr. Yu's employment contract. Commencing July 1, 2001, Mr. Yu agreed to accept a reduction in his salary to $72,000.00 annually. Upon joining the Company, Mr. Yu was granted options to purchase 100,000 shares of our common stock for $.0.594 vesting over 4 years in allotments of 25,000 shares per year.

Compensation of Directors

Excepting the directors agreement reached between Mr. Naccarato and the Company as described below, directors receive no remuneration for their services as directors at this time.

Owen Naccarato was appointed as our director on April 10, 2000. On March 20, 2000, Mr. Naccarato executed a director's agreement in which he was granted options to purchase 250,000 restricted shares of our common stock for $0.594 per share.

The Company plans to offer health insurance in the near future to all its employees. The Company has adopted no retirement, pension, profit sharing of other similar programs.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 25, 2001 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

-----------------------------------------------------------------------------------------------------------
Title of Class                     Name and Address               Shares Beneficially Owned         Percent
of Class (1)
-----------------------------------------------------------------------------------------------------------

Class A Common             Wing Yu                                   175,000                         0.001%
                           199 California Drive, #207
                           Millbrae, CA 94030
-----------------------------------------------------------------------------------------------------------
Class A Common             Wilfred Shaw(2)                        78,054,880                        50.035%
                           199 California Drive, #207
                           Millbrae, CA 94030
-----------------------------------------------------------------------------------------------------------
Class A Common             Asian Pacific Ventures                  6,000,000                         3.846%
                           Suite 13, 16th Floor
                           Kinwick Center,
                           32 Hollywood Road
                           Central Hong Kong, H.K.

-----------------------------------------------------------------------------------------------------------
Class A Common             Corworth Investments, Inc              22,356,117                        14.331%
                           c/o MIS International, Inc.
                           145 Traders Blvd, E., #40
                           Mississauga, Ontario
                           Canada L4Z 3L3
-----------------------------------------------------------------------------------------------------------
Class A Common             Tupelo Investments, Ltd                 5,780,303                         3.705%
                           Box 107
                           Oceanic House, Grand Turk
                           Turk & Caicos Islands
-----------------------------------------------------------------------------------------------------------
Class A Common             Times Square Int'l, Ltd                 6,270,000                         4.019%
                           c/o MIS International, Inc.
                           145 Traders Blvd, E., #40
                           Mississauga, Ontario
                           Canada L4Z 3L3
-----------------------------------------------------------------------------------------------------------
Class A Common             Officers and Directors                 78,229,880                        50.148%
                           as a Group (3 persons)
-----------------------------------------------------------------------------------------------------------

(1) These percentages are based upon 155,999,558 shares of our common stock outstanding as of September 25, 2001.
(2) Does not include 6,000,000 shares of Common Stock owned by Asian Pacific Ventures, a related party to Wilfred Shaw,Chairman and Chief Executive Officer.

Item 12. Certain Relationships and Related Transactions.

A.   Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in HongKong, and its authorized representative was Wilfred Shaw, the current CEO of Cosmoz. APV has loaned money to the Company in previous years. Additionally, APV is a shareholder that prior to July 31, 2001 was holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw, current CEO of the Company. In February 2000, APV advanced to the Company $250,000. The note payable was due upon demand and bears an annual interest rate of 12%, and the Company has repaid the note in full.

B.   Wilfred Shaw

Mr. Shaw also did not receive any compensation for the period starting July 1, 1998 to December 31, 1999 for serving as the Chairman of the Board of Directors.

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations

On July 31, 2001, the Company entered into a securities purchase agreement with Mr. Shaw, pursuant to which Mr. Shaw purchased 76,528,082 shares of Common Stock in exchange for a $100,000 cash investment.

C.   SharpManagement, LLC.

The Company has signed a consulting contract with SharpManagement, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred Shaw. As of March 31, 2001, SharpManagement is due $45,000. The Company and SharpManagement agreed to extend the term of the consulting contract and agreed to a reduced monthly fee of $5,000.00 commencing on April 1, 2001.

Effective as of January 16, 2001, the Company arranged for the satisfaction and discharge of the amount owed to SharpManagement, LLC for deferred compensation in the amount of $360,000 owed by the Company to SharpManagement, LLC. In consideration for the satisfaction of the amount , the Company was instructed by SharpManagment to issue the corresponding 15,000,000 shares of common stock to Corworth Investments, Inc. (a related party).

D.   Tupelo Investments, Inc.

In 2001, the Company issued $25,000 principal amount of 12% convertible notes, which are due on demand after 30 days to Tupelo Investments, Inc., in a private placement. The notes are convertible into common shares of the Company at a discount of 50% from the market price on the date of conversion. The option to convert the notes to common stock is at the discretion of the note holder.

E.   Notes Payable to Shareholders

In 2001, Tupelo advanced to the Company $63,517, and another shareholder Corworth Investments, Inc. advanced the Company $20,000. These notes are due on demand and bear an annual interest rate of 12%.

Item 13. Exhibits and Reports on Form 8-K

Exhibits


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

   (3)                3.1.   Articles  of  Incorporation  of  Cosmoz.com,   Inc.
                      (Incorporated by reference to Exhibit 3.(I) to Form 8-K/A, File No.: 000-28377)

                      3.2.   By-Laws  of  Cosmoz.com,   Inc.   (Incorporated  by
                      reference  to  Exhibit  3.(II)  to Form  8-K/A,  File No.:
                      000-28377)

                      3.3.   Certificate   of   Amendment  of   Certificate   of
                      Incorporation of Cosmoz.com, Inc., attached hereto.

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

                      10.4. Investment Agreement Between Us and Swartz Private Equity, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                      10.5. Warrant to Purchase Our Common Stock Issued in Connection With the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                      10.6. Registration Rights Agreement issued in connection with the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                      10.7. Warrant Side Agreement Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                      10.8. Commitment Warrant to Purchase Our Common Stock Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                      10.9. Addendum to Management and Consulting Agreement Between Us and SharpManagement, LLC, attached hereto.

  (21) 21.1. List of subsidiaries of registrant. (Incorporated by reference to Exhibit 21.1 to Form 10-K filed September 28, 2000, File No.: 000-28377)

  (23) 23.1. Consent of Independent Certified Pulic Accountants, attached hereto.

Reports on Form 8-K: None.

         In accordance with Section 13 or 15(d) of the Exchange , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Cosmoz Infrastructure Solutions, Inc.


                      By: /s/ Willfed Shaw
                      --------------------
                              Wilfred Shaw,
                              Chairman and Chief Executive Officer

                      Dated: September 27, 2001

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wing Yu
-----------
Wing Yu, Chief Operating Officer            September 27, 2000
and Director


/s/ Willfed Shaw
----------------
Wilfred Shaw, Chairman                      September 27, 2000
and Chief Executive Officer

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                 C O N T E N T S
                                 ---------------


                                                                                                 Page
                                                                                                 ----



              Independent Auditors' Report..................................................      F-1

              Consolidated Balance Sheets...................................................   F-2 - F-3

              Consolidated Statements of Operations.........................................   F-4 - F-5

              Consolidated Statements of Changes in Shareholders' Equity....................   F-6 - F-7

              Consolidated Statements of Cash Flows.........................................   F-8 - F-9

              Notes to the Consolidated Financial Statements................................  F-10 - F-36

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Shareholders -
Cosmoz Infrastructure Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Cosmoz Infrastructure Solutions, Inc., a Delaware Corporation, as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cosmoz Infrastructure Solutions, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2001, with losses incurred subsequently, and generated negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Pohl, McNabola, Berg & Company, LLP
San Francisco, California
September 19, 2001

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                           Consolidated Balance Sheets
                          AS OF JUNE 30, 2001 AND 2000





                                     ASSETS
                                     ------
                                                               June 30, 2001        June 30, 2000
                                                              -------------        -------------

Current Assets:
     Cash and cash equivalents                                 $    18,603          $   175,677
     Short-term investments in marketable securities                  --                  3,344
     Accounts receivable - trade, net                                3,598                8,716
     Amounts due from officers                                      19,962               21,573
     Prepaid expenses                                                2,606               69,296
     Deposits                                                       16,002               26,500
                                                               -----------          -----------

         Total Current Assets                                       60,771              305,106
                                                               -----------          -----------

Property and Equipment :
     Office furniture                                               12,508               57,789
     Leasehold Improvements                                           --                 10,891
     Equipment                                                     118,392              142,877
                                                               -----------          -----------
                                                                   130,900              211,557

     Accumulated depreciation                                      (54,560)             (32,568)
                                                               -----------          -----------

         Property and Equipment, net                                76,340              178,989
                                                               -----------          -----------

Other Assets:
     Long-term investments                                         204,331              210,982
     Restricted Cash                                                  --                125,000
     Intangible assets, net                                         73,826            3,440,325
                                                               -----------          -----------

         Total Other Assets                                        278,157            3,776,307
                                                               -----------          -----------

             Total Assets                                      $   415,268          $ 4,260,402
                                                               ===========          ===========


        The accompanying notes are an integral part of these statements.


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                     Consolidated Balance Sheets (Continued)
                          AS OF JUNE 30, 2001 AND 2000





                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                        June 30, 2001         June 30, 2000
                                                                        --------------        ------------

Current Liabilities:
     Accounts payable                                                     $    162,895          $    155,893
     Management fees due to related party                                       60,000               270,000
     Payroll and taxes payable                                                  25,616                  --
     Other accrued expenses                                                     26,042                47,921
     Note payable - related parties                                            108,517               150,000
     Notes payable - other                                                      14,589                14,589
     Reserve for termination of investment agreement                            50,000                  --
     Accrued expenses - discontinued operations                                122,394               130,394
     Reserve for discontinued operations                                        60,000                60,000
     Payroll and sales taxes payable - discontinued operations                 117,509               117,509
                                                                                                ------------

         Total Current Liabilities                                             747,562               946,306
                                                                          ------------          ------------


Stockholders' Equity:
     Preferred stock, $0.001 par value; 50,000,000 shares authorized;
         none issued or outstanding                                               --                    --
     Common stock, $0.001 par value; 200,000,000 shares authorized;
         79,514,849 and 64,514,849 issued and outstanding, respectively         79,514                64,514
     Additional paid-in-capital                                             14,450,657            13,505,657
     Accumulated other comprehensive loss                                      (17,543)              (17,543)
     Accumulated deficit                                                   (14,844,922)          (10,238,532)
                                                                          ------------          ------------

         Total Stockholders' Equity                                           (332,294)            3,314,096
                                                                          ------------          ------------

             Total Liabilities and Stockholders' Equity                   $    415,268          $  4,260,402
                                                                          ============          ============


        The accompanying notes are an integral part of these statements.


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                      Consolidated  Statements of Operations FOR THE YEARS ENDED
                   JUNE 30, 2001 AND 2000

                                                                          Year Ended             Year Ended
                                                                          June 30, 2001          June 30, 2000
                                                                          -----------            -----------

Revenues:
     Net revenues                                                         $   155,799            $   431,394
     Costs of revenues                                                        (18,865)               (57,050)
                                                                          -----------            -----------
                                                                              136,934                374,344
                                                                          -----------            -----------

Operating Expenses:
     Business development                                                     233,734                615,447
     Sales and marketing                                                       51,315                661,159
     Product development                                                       52,123                187,823
     General and administrative                                               846,694              2,610,306
     Amortization of intangibles                                              282,682                490,560
     Amortization and depreciation                                             42,134                 31,432
     Intangible assets impairment                                           3,083,817                   --
     Non-recurring costs-acquisition expense                                     --                  100,000
                                                                          -----------            -----------
         Total operating expenses                                           4,592,499              4,696,727
                                                                          -----------            -----------

         Loss from operations                                              (4,455,565)            (4,322,383)
                                                                          -----------            -----------

Other Income (loss):
     Interest income                                                            6,637                  5,811
     Dividend income                                                            2,175                 37,466
     Interest expense                                                          (2,970)                (9,602)
     (Loss) on investment                                                     (59,995)               (26,988)
     (Loss) on disposal of property and equipment                             (82,284)                  --
     Investment expenses                                                       (7,188)               (37,942)
     Other expense                                                               --                   (1,217)
                                                                          -----------            -----------
         Total other income                                                  (143,625)               (32,472)
                                                                          -----------            -----------

     Net loss before taxes                                                $(4,599,190)           $(4,354,855)

         Provision for income tax                                              (7,200)                (7,200)
                                                                          -----------            -----------
     Loss from operations after income taxes                               (4,606,390)            (4,362,055)

Discontinued operations:
     Change in estimate of loss reserve during phase out period                  --                   25,623
                                                                          -----------            -----------

         Net loss                                                         $(4,606,390)           $(4,336,432)
                                                                          ===========            ===========
                                   (continued)

   The accompanying notes are an integral part of these financial statements.


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                Consolidated Statements of Operations (continued)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000





                                                                 Year Ended                           Year Ended
                                                                June 30, 2001                       June 30, 2000
                                                         ----------------------------------  ----------------------------------
Net loss per share (Note 1):
                                                             Basic         Fully diluted         Basic          Fully Diluted
                                                         --------------   -----------------  ---------------  -----------------
    Continuing operations:
      Before extraordinary loss                           $       0.065    $          0.065  $       0.071    $           0.071
      Extraordinary loss                                            --                   --             --                   --
                                                         --------------   -----------------  ---------------  -----------------

        Total continuing operations                               0.065               0.065          0.071                0.071

    Discontinued operations (Income)/Loss                           --                   --             --                   --
                                                         --------------   -----------------  ---------------  -----------------

        Net loss per share                                $       0.065    $          0.065  $       0.071    $           0.071
                                                         ==============   =================  ===============  =================

    Shares used in per share calculation - basic                                 71,295,671                          61,111,623
                                                                          =================                   =================

    Shares used in per share calculation - diluted                               71,295,671                          61,111,623
                                                                          =================                   =================

   The accompanying notes are an integral part of these financial statements.


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
       Consolidated Statements of Changes in Shareholders' Equity For the
                       years ended June 30, 2001 and 2000
                              (Split Table)


                                                                  Preferred Stock                                  Additional
                                                            -------------------------       Common Stock             Paid-in
                                                               Shares       Amount       Shares       Amount         Capital
                                                           ----------   ----------    ------------  -----------     ----------

Balance, June 30, 1999                                             --          $--      58,899,546   $    58,899     9,259,417

        Comprehensive income (loss):
        Net loss from operations during the period                 --           --            --            --            --
        Net unrealized gain on securities                          --           --            --            --            --
        Issuance of common stock for acquisitions                  --           --       2,075,000         2,075     2,836,370
        Issuance of common stock for services                      --           --         510,000           510       811,500
        Compensation expense recognized on option grants           --           --            --            --         201,400
        Sale of common stock                                       --           --       3,030,303         3,030       396,970


                                                           ----------   ----------    ------------  -----------     ----------
Balance, June 30, 2000                                             --          $--      64,514,849        64,514    13,505,657
                                                           ----------   ----------    ------------  -----------     ----------


        Comprehensive income (loss):
        Net loss from operations during the period                 --           --            --            --            --
        Net unrealized gain (loss) on securities                   --           --            --            --            --
        Subscription payments received
        on sale of common stock                                    --           --            --            --         600,000
        Conversion of debt into common stock                       --           --      11,250,000        11,250       258,750
        Issuance of common stock for services                      --           --       3,750,000         3,750        86,250
                                                           ----------   ----------     -----------   -----------    ----------
 Balance, June 30, 2001                                            --           --      79,514,849        79,514    14,450,657
                                                           ----------   ----------     -----------   -----------    ----------



                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
       Consolidated Statements of Changes in Shareholders' Equity For the
                       years ended June 30, 2001 and 2000
                              (Split Table)
                                                               Accumulated
                                                                  Other                         Total
                                                               Comprehensive   Accumulated   Shareholders'  Comprehensive
                                                               Income (loss)     Deficit        Equity       Income (loss)
                                                                ===========    ===========    ===========    ===========

Balance, June 30, 1999                                              (45,592)    (5,902,100)     3,370,628     (1,351,467)

        Comprehensive income (loss):
        Net loss from operations during the period                     --       (4,336,432)    (4,336,432)    (4,336,432)
        Net unrealized gain on securities                            28,049           --           28,049         28,049
        Issuance of common stock for acquisitions                      --             --        2,838,445           --
        Issuance of common stock for services                          --             --          812,010           --
        Compensation expense recognized on option grants               --             --          201,400           --
        Sale of common stock                                           --             --          400,000           --


                                                                -----------    -----------    -----------    -----------
Balance, June 30, 2000                                            $ (17,543)   (10,238,532)     3,314,096     (4,308,383)
                                                                ===========    ===========    ===========    ===========


        Comprehensive income (loss):
        Net loss from operations during the period                     --        4,606,390)    (4,606,390)    (4,606,390)
        Net unrealized gain (loss) on securities                       --             --             --             --
        Subscription payments received on sale of common stock         --             --          600,000           --
        Conversion of debt into common stock                           --             --          270,000           --
        Issuance of common stock for services                          --             --           90,000           --
                                                                -----------    -----------    -----------    -----------

 Balance, June 30, 2001                                         $   (17,543)   (14,844,922)      (332,294)    (4,606,390)
                                                                ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                   For the years ended June 30, 2001 and 2000



                                                                  June 30, 2000      June 30, 2001
                                                                   -----------        -----------
Operating Activities:
    Net Loss                                                       $(4,606,390)       $(4,336,432)
Adjustments to reconcile net (loss) to
  net cash provided by (used in) operating activities:
        Intangible amortization                                        282,682            490,560
        Stock based compensation                                          --              201,400
        Amortization and depreciation                                   42,134             31,432
        (Gain)/Loss on discontinued operations                            --              (25,623)
        Issuance of common stock for services                           90,000            812,010
        Intangible assets impairment charge                          3,083,817               --
        Reserve for lease termination costs                              9,762               --
        Reserve for termination of investment agreement                 50,000               --
        Loss on disposal of property and equipment                      82,284               --
        Other                                                              112               --

Changes in operating assets and liabilities:
    Accounts receivable - trade, net                                     5,118             16,127
    Amounts due from officer                                            (1,611)              --
    Prepaid expenses                                                    66,690            (69,296)
    Security deposit                                                    10,498             (8,014)
    Accounts payable                                                     7,002             74,044
    Accrued expenses - discontinued operations                          (8,000)              --
    Management fees due to related party                                60,000            270,000
    Payroll and taxes payable                                           25,616               --
    Accrued liabilities                                                (21,879)            (3,165)
                                                                   -----------        -----------

        Net cash used in operating activities                         (822,165)        (2,546,957)
                                                                   -----------        -----------

Investing activities:

    Sale of  marketable securities                                       3,344          1,589,979
    Cash acquired in acquisitions                                         --                  500
    Restricted cash                                                    125,000           (125,000)
    Change in other investments, net                                      --              (65,982)
    Proceeds from disposal of property and equipment                    12,819               --
    Purchases of property and equipment                                (34,589)          (142,911)
                                                                   -----------        -----------

        Net cash provided by investing activities                      106,574          1,256,586
                                                                   -----------        -----------

Financing activities:
    Proceeds from issuance of common stock                             600,000            400,000
    Payments on amounts due to related parties                        (150,000)          (100,000)
    Proceed from notes payable - related parties                       108,517            250,000
    Proceeds from (Loan to) to officer                                    --              900,000
    Payment received on loan to related party                             --              188,142
    Due to related party                                                  --             (596,875)
                                                                   -----------        -----------

        Net cash provided by financing activities                      558,517          1,041,267
                                                                   -----------        -----------

        (Decrease) in cash and cash equivalents                       (157,074)          (249,104)

Cash and cash equivalents, beginning of year                           175,677            424,781
                                                                   -----------        -----------

Cash and cash equivalents, end of year                             $    18,603        $   175,677
                                                                   ===========        ===========


   The accompanying notes are an integral part of these financial statements.


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                Consolidated Statements of Cash Flows (continued)
                   For the years ended June 30, 2001 and 2000



                                                         Year ended      Year ended
                                                        June 30, 2000   June 30, 1999
                                                        --------------  --------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                        $       2,970           9,573
        Taxes                                           $       7,200           4,800




The following non cash transactions occurred during the year ended June 30, 2001:

    Conversion of debt                                                  $     270,000
                                                                        ==============

The following noncash transactions occurred during the year ended June 30, 2000:

    Acquisition of MBMagic, Inc
        Intangibles                                                      $    315,149
        Issuance of common stock for acquisition                             (315,149)
                                                                        --------------

           Cash received                                                 $      --
                                                                        ==============


    Acquisition of StreetIQ
        Intangibles                                                      $    800,199
        Issuance of common stock for acquisition                             (800,199)
                                                                        --------------

           Cash received                                                 $      --
                                                                        ==============


    Acquisition of iTrack.Com
        Intangibles                                                      $  1,722,594
        Issuance of common stock for acquisition                           (1,722,594)
                                                                        --------------

           Cash received                                                 $      --
                                                                        ==============


   The accompanying notes are an integral part of these financial statements.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies

A.       General Description of Business

Cosmoz Infrastructure Solutions, Inc., ("Cosmoz" or the "Company"), a Delaware corporation, 3(http://www.cosmoz.com), offers financial-related services through the World Wide Web.

Through the consolidation of its Internet properties, the Company now provides financial-related services through two subsidiaries:

         o FinancialContent.com, Inc. (www.financialcontent.com) is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users; and


         o StreetIQ, Inc. (www.streetiq.com), which provides focused online investment information. StreetIQ is the definitive resource for investors and a leading online marketing vehicle. StreetIQ's mission is to promote the responsible dissemination of information to the investment community;


         o Other Company Internet properties include www.monsterquote.com; www.profitwire.com; and www.cosmozmall.com; BuckInvestor.com, Inc. (www.buckinvestor.com); KingFine, Inc. (www.monsterpick.com); iTrack, Inc. (www.itrack.com).

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

B.       Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of Cosmoz Infrastructure Solutions, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.

In December 1998, the Company changed its focus from operating and franchising pretzel kiosks, retail stores and an automotive service center to investments and acquisitions of Internet-related businesses and web-based technologies. The Company's Internet acquisitions offer both a content source and an application source for investors. All activity related to Pretzel Franchising, Inc., and Wheel to Wheel, Inc. is shown as discontinued operations.

The equity and net loss attributable to the minority shareholder interests that related to the Company's subsidiaries are shown to be none in the consolidated balance sheet and consolidated statement of operations, respectively. Losses in excess of the minority interest in equity would be charged against the Company. During the years ended June 30, 2001 and 2000, all losses exceeded minority interest, and accordingly were charged against the Company.


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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

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

Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of the assets are capitalized and added to the property and equipment.


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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.


F.       Revenue Recognition

The Company's revenues are derived from three sources. The first source is the sale of banner and sponsorship advertisements that appear on the Company's website properties.

The Company's standard rates for banner advertising are based on cost per thousand impressions for run of network. The price depends on whether the advertising is targeted to specific audiences and properties. To date, the duration of the Company's banner advertising commitments has ranged from one week to 2 months.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

F.       Revenue Recognition (continued)

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

The Company's third source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis.

The Company often receives payment in shares of stock, in lieu of cash, from customers who receive services from its ProfitWire Media Group. The Company policy is to sell such securities within three months.


G.       Product and Web-site Development

Costs incurred in the development of new products or properties and enhancements to existing products are charged to expense as incurred. Material software development costs incurred subsequent to the establishment of technological feasibility are capitalized. Technological feasibility is determined based on the completion of a working model. The Company has not capitalized any website development costs.


H.       Capitalized Computer Software

During the two years in the period ended June 30, 2001, no internal software development costs were capitalized as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

I.       Advertising Costs

All advertising costs are expensed as incurred. Advertising expense totaled approximately $- 0 - and $359,197 in 2001 and 2000, respectively.


J.       Marketable Securities

The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax recorded in shareholders' equity. The Company invests its excess cash in mutual funds and equity securities traded on national stock markets. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recorded a net unrealized gain on these types of investments of $-0-and $28,049 in 2001 and 2000, respectively.

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


K.       Use of Estimates

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

L.       Earnings per Share

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in 2001 and 2000.


M.       Segments of an Enterprise and Related Information

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


N.       Comprehensive Income

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

O.       Business Risks and Credit Concentrations

The Company operates in the Internet industry segment, which is relatively new, rapidly evolving and highly competitive. The Company relies on third-party suppliers of topical and relevant information content. There can be no assurance that the Company will be able to continue product development and secure content sufficient to support its operations.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and short and long-term investments. Substantially all of the Company's cash, cash equivalents, and short and long-term investments are managed by two financial institutions.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at June 30, 2001.


P.       Foreign Currency and International Operations

The functional currency of the Company's international subsidiaries, PFI and WTW, is the Canadian dollar. The financial statements of these subsidiaries are translated to US dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains (losses), which are deferred and accumulated as a component of shareholders' equity, were not significant in 2001 and 2000. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during the periods presented.

International operations were fully discontinued, and there are no foreign assets. There were no foreign exchange transactions during the years ended June 30, 2001 and 2000.


Q.       Fair Value of Financial Instruments

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

R.       Recent Accounting Pronouncements

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

In June 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin No. 101 ("SAB No. 101"). "Revenue Recognition," as amended by SAB No. 101A and SAB No. 101B, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria be met in order to recognize revenue. SAB No. 101 also addresses gross versus net revenue presentation and financial statement and Management's Discussion and Analysis disclosures related to revenue recognition. Management has determined that the Company's accounting policies comply with the applicable provisions of SAB No. 101.


S.       Software Developed for Internal Use

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


T.       Intangibles

Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties. The difference between the fair market value of the assets acquired and consideration paid is recorded as goodwill. The Company estimates that the economic useful life of the goodwill is seven years, and is amortized on a straight-line basis.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

U.       Long-lived Assets

The Company identifies and records impairment losses on long-lived assets and identifiable intangible assets, when events and circumstances indicate that such assets might be impaired.

In the fall of 2000, the technology driven NASDAQ Stock Market began a steep decline in stock prices, particularly in the Internet and e-commerce sectors. In early 2001, management of the Company determined that the downturn was other than temporary.

Accordingly, the Company determined a SFAS 121 triggering event had occurred related to certain of the tangible and intangible assets. Based on analyses prepared by management related to these tangible and intangible assets, the Company determined that certain assets had been impaired. These assets, which were primarily allocated goodwill, were written down to their fair value. During the year ended June 30, 2001, the Company wrote-off $3,083,817 of impaired intangibles and investments related to acquisitions made in the Internet industry. Management is continuing to monitor the value of such assets and may have additional such impairment charges.


V.       Stock Based Compensation

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

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25. The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date. Certain events and practices covered in this Interpretation have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The Company's accounting policies comply with the applicable provisions of FIN No. 44.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


1.       Summary of Significant Accounting Policies (continued)

W.       Reclassifications

Certain   reclassifications   were  made  to  the  2000  financial   statements'
presentation in order to conform to the 2001 financial statements' preparation.



2.       Income Taxes

The Company incurred $7,200 in state taxes for each of the years ended June 30, 2001 and 2000, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2001 and 2000. The Company incurred net operating losses for these periods. The Company incurred net operating losses from its operations in Canada (discontinued by September 1998), and accordingly no provision for Canadian income taxes is recorded.


        Income Before Income Taxes                              2001                    2000
                                                         --------------------    --------------------

        United States                                    $     (4,599,190)         $    (4,362,055)
        Canada                                                          -                   25,623
                                                         --------------------    --------------------
                                                         $     (4,599,190)         $    (4,336,432)
                                                         ====================    ====================


        Income Tax Provision                                    2001                    2000
                                                         --------------------    --------------------

        Current:
                 Federal                                 $              -          $             -
                 State                                              7,200                    7,200
                 Foreign                                                -                        -
                                                         ====================    ====================

        Deferred:
                 Federal                                 $              -          $             -
                 State                                                  -                        -
                 Foreign                                                -                        -
                                                         --------------------    --------------------
                                                                        -                        -
                                                         ====================    ====================

        Effective Tax Rate Reconciliation                       2001                    2000
                                                         --------------------    --------------------

        Federal income tax rate                                     (35.00%)                (34.00%)
        Change in valuation reserve                                   60.42%                  36.59%
        Other                                                       (25.19%)                 (2.36%)
        State and local taxes, net of
                 federal tax benefit                                 (0.08%)                 (0.07%)
                                                         --------------------    --------------------
                                                                       0.15%                   0.16%
                                                         ====================    ====================


                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


2.       Income Taxes (continued)

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2001 and 2000:

   Deferred Tax                                                    Year Ended June 30,
   ------------                                                    -------------------
   Assets and Liabilities                             2001                                    2000
                                       ------------------------------------     -----------------------------------
                                           Federal              State              Federal              State
                                       -----------------    ---------------    -----------------    ---------------
   Deferred income tax assets:
        Net operating loss
          Carryforwards                $    2,783,972       $    488,394       $    1,683,137            205,322
        Capital loss                           23,442              6,088               19,944              5,188
        Property & equipment                   10,769              2,787                6,359              1,653
        Intangible asset
          Impairment charge                 1,079,336            277,544                    -                  -
        Other reserves                         17,500              4,500                    -                  -
        Federal benefit for
          state taxes                          62,893                  -               60,373                  -
        Other                                   5,796              1,500                3,540                920
                                       -----------------    ---------------    -----------------    ---------------

   Total deferred tax assets                3,983,708            780,813            1,773,353            213,083
                                       -----------------    ---------------    -----------------    ---------------

   Deferred income tax liabilities:
        Intangible assets                     (44,705)           (11,611)             (40,442)           (10,515)
        Unrealized investment loss                  -                  -               (2,229)              (579)
        Nondeductible reserves                (91,131)           (23,702)             (93,931)           (24,422)
                                       -----------------    ---------------    -----------------    ---------------

   Total deferred tax liabilities            (135,836)           (35,313)            (136,602)           (35,516)
                                       -----------------    ---------------    -----------------    ---------------

   Net deferred tax assets before
        valuation allowance                 3,847,872            745,500            1,636,751            177,567
   Valuation allowance                     (3,847,872)          (745,500)          (1,636,751)          (177,567)
                                       -----------------    ---------------    -----------------    ---------------

   Net deferred tax assets             $            -       $                  $            -             $    -
                                                                       -
                                       =================    ===============    =================    ===============


Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $11,607,410 from continuing operations, which may be used to offset future United States income taxes and which begin to expire in 2019.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


3.       Investments

At June 30, 2001, short and long-term investments in marketable securities were classified as available-for-sale as follows:


                                        Gross             Gross              Gross           Estimated
                                   Amortized Cost       Unrealized        Unrealized        Fair Value
                                                           Gain              Loss
                                   ----------------    -------------     --------------    --------------

    Corporate equity securities,
    privately-held                        204,331             -                 -             204,313
                                   ----------------    -------------     --------------    --------------

    Total                                 204,331      $      -          $      -          $  204,331
                                   ================    =============     ==============    ==============

At June 30, 2000, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                         Gross             Gross             Gross           Estimated
                                       Amortized        Unrealized        Unrealized         Fair Value
                                          Cost             Gain              Loss
                                      -------------    --------------    --------------     -------------

    Mutual Funds:
      Equity securities            $        10,000     $      -            (6,656)          $   3,344
                                   ----------------    -------------     --------------    --------------
    Total short-term investments
                                            10,000            -            (6,656)              3,344


    Corporate equity securities,
    privately-held                         210,982            -                 -             210,982

                                   ----------------    -------------     --------------    --------------


    Total                             $     220,98            -          $ (6,656)          $ 214,326
                                   ================    =============     ==============    ==============

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

On April 26, 2000, eCal Corporation, an unrelated entity, ("eCal") acquired iPing, Inc. ("iPing"). The Company had made an early-stage investment in iPing. The acquisition of iPing by eCal resulted in 500,000 Series B iPing Preferred Stock owned by Cosmoz being converted into $375,000 (the original investment) in cash, plus 56,108 shares of eCal Common Stock. Currently, eCal is a privately held corporation, and the value of eCal shares is not determinable.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


4.       Stock Option Plan

On November 17, 1999, the Company's board of directors approved the Cosmoz Infrastructure Solutions, Inc., 1999 Stock Option Plan (the "Plan"). On December 20, 1999, the Company's shareholders, at the Company's annual meeting, approved the Plan, and authorized a pool of 6,000,000 shares of common stock to be issued according to the Plan. Options are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2001 and 2000, the Company has granted options exercisable for the Company's common stock to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

Under this plan, no option may be exercised after the expiration of ten years from the date of grant. There are two categories of options: Incentive Stock Options (ISO) and Non-Qualified Stock Options (NSO).

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

Stock options issued as of June 30, 2001 and 2000 are summarized as follows:

                                                      2001                                   2000
                                        ----------------------------------    ----------------------------------
                                                                                                     Weighted
                                            Number            Weighted                                average
                                              of              average             Number of           exercise
                                            options         exercise price         options             price
                                        ---------------    ---------------    ----------------    --------------
Outstanding at beginning of year              792,500      $          0.36         2,700,000      $         0.21
Granted                                             -                 -            1,552,500                0.98
Exercised                                           -                 -                    -                -
Forfeited/Cancelled                          (397,500)                0.92        (3,460,000)               0.40
                                        ---------------    ---------------    ----------------    --------------

Outstanding at end of year                    395,000                 0.76           792,500                0.36
                                        ===============    ---------------    ================    --------------

Exercisable at end of year                    358,611      $          0.78           434,028      $         0.32
                                        ===============    ==-============    ================    ==============

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


4.       Stock Option Plan (continued)

The non-statutory stock options are for periods of three to four years. Options to purchase 358,611 shares were vested as of June 30, 2001.

The following table summarizes information about options outstanding at June 30, 2001.


                                                 Weighted        Weighted              Number
                                                  Average        Average             Exercisable
         Exercise             Number             Price per      Contractual            as of
            prices           Outstanding           Share        Life in Years       June 30, 2001
        ----------------    ---------------    --------------   ---------------     --------------

              $0.59           320,000              $  0.59          1.80             283,611
              $1.50            75,000              $  1.50          2.07              75,000
                           ---------------                                       --------------

                              395,000                                                358,611
                           ===============                                       ==============

The exercise period for the options range from two to four years from the date of the grant, and have various vesting requirements.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal year ended June 30, 2000, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended June 30:

                                                             2001                  2000
         Net loss:
                     As reported                       $    (4,606,390)      $    (4,336,425)
                     Pro forma                         $    (4,606,390)      $    (4,754,401)

         Basic and diluted loss per common share:
                     As reported:
                                         Basic         $        (0.065)      $        (0.071)
                                         Diluted       $        (0.065)      $        (0.071)
                     Pro forma:
                                         Basic         $        (0.065)      $        (0.078)
                                         Diluted       $        (0.065)      $        (0.078)

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

4.       Stock Option Plan (continued)

Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period. During the year ended June 30, 2000, the Company recorded compensation expense related to certain stock options issued with exercise prices below fair market value of the related common stock. Under APB-25, the cost of compensation is measured by the excess of the quoted market price of the stock over the option price on the measurement date. This is referred to as the intrinsic value method. The Company recorded compensation expense in the amount of $201,400 for the year ended June 30, 2000. The Company did not issue any options during the year ended June 30, 2001.

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



5.       Acquisitions

A.       Acquisition of MB Technologies, Inc.

On May 6, 1999, the Company completed the acquisition of 49% of all the outstanding shares of MB Technologies, Inc. ("MB"), privately held operator of online message boards. Under the terms of the acquisition, the Company exchanged 100,000 shares of Cosmoz Common Stock with a market value of $112,800 for 98 shares of MB Technologies. The difference between the amount paid and the value of the pro rata share of MB's stockholders' equity was recorded as goodwill. The Company estimated that the economic useful life of the goodwill was seven years. The Company has an option to purchase the remaining 51% interest in MB from its shareholders. The historical results of MB were de minimis.

The Company exercised its option to purchase the remaining 51% interest in MB on July 30, 1999 for 150,000 shares of Cosmoz Common Stock with a market value of $315,000.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


5.       Acquisitions (continued)

B.       Ivory Acquisition Corporation

On January 5, 2000, the Company concluded the acquisition of Ivory Acquisition Corporation ("Ivory"), a fully reporting company under regulation 12(g) of the Securities Exchange Act of 1934. Ivory has no material assets or liabilities. The business combination will be accounted for under the pooling method of accounting. The operations of Ivory prior to the acquisition date were de minimis.

The Company paid the transaction costs of acquisition (primarily legal fees) and initial filing fees in the amount of $100,000. The Company issued 250,000 shares of its common stock in exchange for all the outstanding common stock of Ivory. The acquisition was accounted for under the pooling method in accordance with the provisions of APB 16.


C.       StreetIQ.com, Inc.

On August 9, 1999, the Company completed the acquisition of all outstanding shares of StreetIQ.com, Inc. ("StreetIQ"), a privately-held online financial information content provider and publisher of "whisper numbers", through the issuance of 400,000 shares of Cosmoz's Common Stock, with a market value of $800,000. The acquisition was accounted for as a purchase in accordance with the provisions of APB 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed was allocated to goodwill. Results of operations for StreetIQ were included with those of the Company subsequent to the date of acquisition. The Company estimated that the economic useful life of the goodwill was seven years. The historical financial results of StreetIQ were de minimis.


D.       iTrack.com, Inc.

In October 1999 Cosmoz through an asset purchase agreement acquired all the assets of iTrack.com, Inc. ("iTrack"), a privately held online auction monitoring site. Under the proposed terms of the acquisition, iTrack was acquired by Cosmoz in exchange for 1,275,000 shares of Cosmoz's Common Stock, with a market value of $1,722,594. The acquisition was accounted for under the purchase method in accordance with APB 16. The historical operating results of iTrack were not considered significant.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

6.       Discontinued Operations

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

There are no assets associated with or from discontinued operations on the balance sheet. The liabilities attributable to discontinued operations are identified as such on the balance sheet. There were no net sales attributable to discontinued operations in 2001 and 2000. Income from discontinued operations of $25,623 for the year ended June 30, 2000 is reported net of income tax expense (benefit), which was zero.



7.       Common Stock Transactions

The Company concluded several private placement offerings of its common stock during 2001 and 2000 and converted short-term debt into common stock. The Company raised approximately $600,000 and $400,000 in cash in 2001 and 2000, respectively, from these placements. The Company also issued common stock to individuals and companies in lieu of cash compensation.

On February 10, 1999, the Company issued warrants to purchase 4,000,000 shares of its common stock at an exercise price of $0.75. The warrants are for a three-year period and expire on February 9, 2002.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

7.       Common Stock Transactions (continued)

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

On May 6, 2000, the Company signed a subscription agreement with Tupelo Investment Co., Ltd. to purchase 3,030,303 shares of the Company's restricted common stock at a discount from market price of $0.33 per share, for an aggregate consideration of One Million Dollars ($1,000,000). Total payment shall be made in five equal monthly installments commencing May 31, 2000. Each installment payment shall be paid no later than 30th of the month until the aggregate amount of $1,000,000 is fully paid. As of June 30, 2001, the Company had received $600,000 in payment from Tupelo Investment under this agreement.

On June 26, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). According to this investment agreement, Cosmoz may, in its sole discretion and subject to certain restrictions, periodically sell shares of its common stock to Swartz. The sale of shares is called a "put". Under the investment agreement, the Company may sell up to $20,000,000 of its shares. The Company may begin putting shares when the shares become registered, in accordance with the Securities and Exchange Act of 1933, and for three years after. The investment agreement allows the Company to choose to sell common stock to Swartz at times that it decides are advantageous. The investment agreement is not a debt instrument. Any put exercised by the Company is the sale of common stock and not a loan. The investment agreement with Swartz operated as follows:

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

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

7.       Common Stock Transactions (continued)

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


This investment agreement with Swartz has expired, however, there is a liquidation-damages clause. The Company did not fully comply with all the provisions of this agreement. Accordingly, the Company has recorded a reserve of $50,000 for potential liquidation damages.

Warrants

A summary of the Company's outstanding warrants as of June 30, 2000 and 1999 is presented below:

                                                                                     Exercise
                                                            Shares                     Price
                                                       -----------------       ---------------
                  Outstanding at June 30, 1998                 -                         -

                  Issued                                     4,000,000           $       0.75
                                                       -----------------

                  Outstanding at June 30, 1999               4,000,000           $       0.75

                  Issued                                     2,400,000           $       0.375
                                                       -----------------

                  Outstanding at June 30, 2000               6,400,000
                                                       =================

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


7.       Common Stock Transactions (continued)

Warrants (continued)

The warrants issued in 2000 have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.

As of June 30, 2001, the Company has not repriced the warrants due to the market price of the shares decreasing, and Swartz has not requested that the warrants be repriced. Swartz has the option to reprice warrants to purchase 1,200,000 shares of common stock.



8.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Cosmoz. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Cosmoz on loans made by APV to the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw. The amount due from shareholder at June 30, 1999 was $188,142. This amount was repaid in full to the Company in January 2000. In February 2000, APV advanced to the Company $250,000. The note is payable upon demand and bears an annual interest rate of 12%, and the balance as of June 30, 2000 is $150,000. This amount was repaid by the Company during the year ended June 30, 2001.


B.       Common Stock Issued to Related Parties

Amounts due related parties that were converted to common stock during the year ended June 30, 2001, are as follows:


                                                                 Shares                 Amount
                                                            -----------------     -------------------

           Amounts due to SharpManagement                         15,000,000      $         360,000
                                                            -----------------     ------------------

                                                                  15,000,000      $         360,000
                                                            =================     ==================

There were no conversions of notes payable into common stock during the year ended June 30, 2000.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

8.       Related Party Transactions (continued)

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

On July 31, 2001, the Company entered into a securities purchase agreement with Mr. Shaw, pursuant to which Wilfred Shaw purchased 76,528,082 shares of Common Stock in exchange for a $100,000 cash investment.


D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. The payment amount due to Mr. Shaw was reduced to $5,000 per month effective April 1, 2001. This agreement is in effect until April 30, 2002. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2001, SharpManagement is due $60,000.

Effective as of January 16, 2001, the company arranged for the satisfaction and discharge of the amount owed to SharpManagement, LLC for deferred compensation in the amount of $360,000 owed from the Company to SharpManagement, LLC. In consideration for the satisfaction of the amount, the Company was instructed by SharpManagement to issue the corresponding 15,000,000 Shares of Common Stock to Corworth.


E.       Convertible Notes

In 2001, the Company issued $25,000 principal amount of 12% convertible notes, which are due on demand after 30 days to a related party, (Tupelo Investments), in a private placement. The notes are convertible into common shares of the company at discount of 50% from the market price on the date of conversion. The option to convert the notes to common stock is at the discretion of the note holder. The principal amount of the note is collateralized by the company's investment in Ridgewood Capital Venture Fund. No costs were incurred to issue the debt.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

8.       Related Party Transactions (continued)

F.       Notes Payable to Shareholders

In 2001, Tupelo Investments, a shareholder, advanced to the Company $63,517, and another shareholder advanced to the company $20,000. These notes are due on demand and bear an annual interest rate of 12%.



9.       Commitments and Contingencies

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

On March 1, 2000, the Company's principal executive offices relocated to a 5,900 square foot facility at 1515 S. El Camino Real, Suite 100, San Mateo, California 94402. The Company leased the facility under a 3-year agreement that terminated on February 28, 2003, with no renewal option. In December 2000, the Company concluded a lease termination agreement that constitutes a full and final accord and satisfaction and general release from any and all obligations and liabilities in connection with the lease.

On December 21, 2000, the Company's principal executive offices relocated to a 1,500 square foot facility at 199 California Drive, Suite 207, Millbrae, CA
94030. The Company leases the facility under an 18-month agreement that terminates on June 21, 2002, with the option to renew for an additional six months. The aggregate rental rates for the entire facility for the six-month period ending June 21, 2001 and the year ending June 21, 2002, are $23,456 and $46,911 respectively. All operations including system development, control, and maintenance are performed at this facility.

For the years ended June 30, 2001 and 2000, rent expense was $168,042 and $146,707, respectively.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

9.       Commitments and Contingencies (continued)

C.       Equipment Leases

The Company is currently in default under non-cancelable lease agreements for its office equipment (e.g., computer equipment). Management is currently attempting to achieve a settlement with these vendors. The Company has removed the underlying assets but maintains a reserve of $9,762 for settlement of these liabilities. The Company recorded a loss of $9,762 as a component of other expense in year ended June 30, 2001.



10.      Going Concern Uncertainties

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

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised an additional $100,000 subsequent to June 30, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



11. Impairment Write-Down Recognized as a Result of the Financial Condition and Operating Results of the Company

During the year ended June 30, 2001, the Company recorded a goodwill write-down, which substantially reduced all remaining goodwill associated with its Internet properties (BuckInvestor, MB Technologies, iTrack and StreetIQ) of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases, which are highly uncertain. Furthermore, the Company's anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. Prior to December 2000, goodwill was being amortized using the straight-line method over seven years. The write-down of goodwill and other intangible assets, in the amount of $3,083,817, is included as a component of operating expenses.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

12.      Registration Statement

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

On July 11, 2001, the Company applied to the Securities Exchange Commission ("Commission") to withdraw its Form S-1 Registration Statement filed with the Commission on August 24, 2000, (file No. 333-44406). The Form S-1 had not yet taken effect, and was withdrawn because the information provided in the Form S-1 was out of date and no longer accurate given the changes within the Company since the filing of the registration statement. Further, the decline of the share price of the Company's common stock since the filing of the S-1 Registration Statement on August 24, 2000 rendered the subscription agreement underlying the registration statement unworkable. The Company maintains the right to require Swartz to purchase Put Shares automatically terminated under the investment agreement on June 26, 2001.



13.      Subsequent Events

Management of the Company is utilizing the Written Consents in order to save expense and time in restructuring certain aspects of the Company.

Certain shareholders of the Company having more than fifty percent (50%) of the issued and outstanding shares of the Company's common stock (the "Common Stock") have indicated, through written consents, the following:

(i)      a  Resolution   dated  August  7,  2001,   to  amend  the  Articles  of
         Incorporation of the Company, as amended, to increase the number of shares authorized for issuance from 200,000,000 to 900,000,000;

(ii) a Resolution dated August 7, 2001 to acquire the minority held shares of FinancialContent.com, Inc.;

(iii)    a   Resolution   dated   August  7,  2001  to  amend  the  Articles  of
         Incorporation of the Company to change the name of the Company to FinancialContent, Inc.; and

(iv) a Resolution dated August 7, 2001 to approve a reverse stock split at a ratio between 1-for-20 to 1-for-80, as determined by the Board of Directors of the Company to be in the best interests of the Company.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


13.      Subsequent Events (continued)

Shareholders representing 75.937% of the currently issued and outstanding shares of Common Stock, have executed the Written Consents, thereby ensuring the increase of the number of shares authorized for issuance, the acquisition of the minority held shares of FinancialContent.com, Inc., the change of the name of the Company to FinancialContent, Inc., and the reverse stock split.

The shares that the Board will issue to acquire the minority held interests of FinancialContent.com, Inc. will have a dilutive effect upon the percentage of equity owned by present stockholders in the Company. However, the Board believes that the benefits of increasing its ownership interests in FinancialContent.com, Inc. may outweigh the dilutive effects to the Company's current equity holders. The issuance of the additional shares might be disadvantageous to current stockholders in that the issuance would potentially reduce per share dividends, if any.


A.       Acquisition of Minority Interests in FinancialContent.com, Inc.

The purpose for the acquisition of the minority interests in FinancialContent.com, Inc. is as follows: The Company is currently the majority shareholder of FinancialContent.com, Inc. The minority shareholders have offered to exchange shares of FinancialContent.com, Inc. for shares of the Company. The Directors believe the acquisition of the minority shares of FinancialContent to be a compelling investment opportunity for the Company that will increase opportunities for both FinancialContent.com, Inc. and the Company. The Company may issue up to 50,000,000 shares of common stock to acquire the interest of minority shareholders of FinancialContent.com.


B.       Authorization of Change of Name

The purpose for the name change is to have a corporate name that is in line with the nature of company's business and fits into the long-term business direction that the corporation is positioning itself. Upon acquiring 100% of the shares of FinancialContent.com, Inc., the Company intends to focus on building and developing the business of FinancialContent.com, Inc.


C.       Authorization to Effect a Reverse Stock Split

There are various reasons for the proposed Reverse Split, the foremost of which is to increase the price of the Company's traded Common Stock, which the Board believes would foster confidence in the Company and assist it in obtaining financing on more favorable terms than otherwise might be available

Another projected benefit of the Reverse Split would be a very substantial reduction in the transaction costs associated with trading in the Company's Common Stock. In most cases, trading costs include both "brokers" trading commissions and the "indirect cost" of "dealer markup," that is, the difference between the buying and selling prices of dealers in a given stock (the "bid-ask spread")

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


13.      Subsequent Events (continued)

C.       Authorization to Effect a Reverse Stock Split (continued)

Further, the Board of Directors believes that the reduction in the number of common shares outstanding, without any corresponding material alteration in the economic composition of the Company or the relative interests of the securities holders would thus likely enhance the public and institutional perception of the Company's Common Stock and thus increase investor interest. However, no assurance can be given that the market price of the Common Stock will increase in direct proportion to the ratio of the Reverse Split.

Pursuant to the Reverse Stock Split, each holder of shares of Common Stock (the "Old Common Stock") immediately prior to the effectiveness of the Reverse Stock Split will become the holder of fewer shares of Common Stock (the "New Common Stock") after consummation of the Reverse Stock Split. Although the Reverse Stock Split, will not, by itself, impact the Company's assets or properties, the Reverse Stock Split could result in a decrease in the Company's aggregate market value. The Reverse Stock Split will not result in some stockholders owning
"odd-lots." All fractional share holdings shall be rounded up to whole shares. For example, if a shareholder owns 100 shares of Old Common Stock, after a 60 for 1 Reverse Stock Split, that shareholder will now own 2 shares of New Common Stock, not 1 2/3 shares of New Common Stock.

Based on approximately 155,999,558 shares of Common Stock issued and outstanding as of September 19, 2001, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that will be outstanding as a result of the Reverse Stock Split (not accounting for any proposed increase in authorized shares as described above):

           Proposed Reverse         Percentage       Shares To Be
              Stock Split           Reduction        Outstanding
         ----------------------    -------------    ---------------
               1 for 20                   95.0%          7,799,978
               1 for 30                   96.7%          5,199,986
               1 for 40                   97.5%          3,899,989
               1 for 50                   98.0%          3,119,992
               1 for 60                   98.4%          2,599,992
               1 for 70                   98.6%          2,228,566
               1 for 80                   98.8%          1,949,995



All outstanding options, warrants, rights and convertible securities will be appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. The Reverse Stock Split will affect all stockholders equally and will not affect any stockholder's proportionate equity interest in the Company except for those stockholders whose fractional shares will be rounded up.

                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


13.      Subsequent Events (continued)

C.       Authorization to Effect a Reverse Stock Split (continued)

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock will be affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of New Common Stock will entitle the holder thereof to one vote per share and will otherwise be identical to one share of the Old Common Stock.

It is not anticipated that the financial condition, the percentage ownership of management, the number of stockholders or any aspect of the Company's business would change materially because of the Reverse Stock Split.