Form 10QSB
period 2001-09-30
COSMOZ INFRASTRUCTURE SOLUTIONS INC
filed 2001-11-19
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended 09/30/01.

         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period [n/a].

Commission file number: 0-28377

--------------------------------------------------------------------------------
                             FINANCIALCONTENT, INC.
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

                 (Address of principal executive offices)
                                 650 / 652-3991
                         Registrant's telephone number)

--------------------------------------------------------------------------------
                      COSMOZ INFRASTRUCTURE SOLUTIONS, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report.)
--------------------------------------------------------------------------------


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

Yes:[ ]   No:[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the the latest practicable date: 155,999,558

Part I--Financial Information

Item 1.


                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001






                                 C O N T E N T S



         Consolidated Balance Sheets....................................2 - 3

         Consolidated Statements of Operations..............................4

         Consolidated Statements of Cash Flows..............................5

         Notes to the Financial Statements.............................6 - 21

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
                           Consolidated Balance Sheets
                   AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001


  ASSETS                              September 30,   June 30,
                                           2001         2001
                                        ---------    ---------
Current Assets:
     Cash and cash equivalents          $    --      $  18,603
     Accounts receivable - trade, net      11,675        3,598
     Amounts due from officers             19,962       19,962
     Prepaid expenses                       7,606        2,606
     Deposits                               7,519       16,002
                                        ---------    ---------

         Total Current Assets              46,762       60,771
                                        ---------    ---------

Property and Equipment :
     Office furniture                      12,508       12,508
     Equipment                            118,392      118,392
                                        ---------    ---------

         Property and Equipment, cost     130,900      130,900

     Accumulated depreciation             (62,879)     (54,560)
                                        ---------    ---------

         Property and Equipment, net       68,021       76,340
                                        ---------    ---------

Other Assets:
     Long-term investments                204,331      204,331
     Intangible assets, net                73,826       73,826
                                        ---------    ---------

         Total Other Assets               278,157      278,157
                                        ---------    ---------

            Total Assets                $ 392,940    $ 415,268
                                        =========    =========


                              (continued)


     The accompanying notes are an integral part of these statements.

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
                     Consolidated Balance Sheets (Continued)
                   AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001


                 LIABILITIES AND STOCKHOLDERS' EQUITY                      September 30,     June 30,
                                                                              2001             2001
                                                                           ------------    ------------
Current Liabilities:
     Bank overdraft                                                        $      8,254    $       --
     Accounts payable                                                           149,709         162,895
     Management fees due to related party                                        75,000          60,000
     Payroll and taxes payable                                                   19,616          25,616
     Other accrued expenses                                                      22,108          26,042
     Note payable - related parties                                             108,517         108,517
     Notes payable - other                                                       14,589          14,589
     Reserve for termination of investment agreement                             50,000          50,000
     Accrued expenses - discontinued operations                                 122,394         122,394
     Reserve for discontinued operations                                         60,000          60,000
     Payroll and sales taxes payable - discontinued operations                  117,509         117,509
                                                                           ------------    ------------

         Total Current Liabilities                                              747,696         747,562
                                                                           ------------    ------------


Stockholders' Equity:
     Preferred stock, $0.001 par value; 50,000,000 shares authorized;
         none issued or outstanding                                                --              --
     Common stock, $0.001 par value; 200,000,000 shares authorized;
         156,042,931 and 79,514,849 issued and outstanding, respectively        156,042          79,514
     Additional paid-in-capital                                              14,474,129      14,450,657
     Accumulated other comprehensive loss                                       (17,543)        (17,543)
     Accumulated deficit                                                    (14,967,384)    (14,844,922)
                                                                           ------------    ------------

         Total Stockholders' Equity                                            (354,756)       (332,294)
                                                                           ------------    ------------

            Total Liabilities and Stockholders' Equity                     $    392,940    $    415,268
                                                                           ============    ============


        The accompanying notes are an integral part of these statements.

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
                      Consolidated Statements of Operations
                        AS OF SEPTEMBER 30, 2001 AND 2000

                                                        Three Months Ended
                                                 September 30,     September 30,
                                                    2001                2000
                                                 -------------    -------------
Revenues:
     Net revenues                                $      68,677    $       6,126
     Costs of revenues                                  (5,125)            --
                                                 -------------    -------------
                                                        63,552            6,126
                                                 -------------    -------------

Operating Expenses:
     Business development                               17,088             --
     Sales and marketing                                 3,415           11,516
     Product development                                 3,320          152,666
     General and administrative                        150,763          295,817
     Amortization of intangibles                          --            141,341
     Amortization and depreciation                       8,319           12,889
                                                 -------------    -------------
         Total operating expenses                      182,905          614,229
                                                 -------------    -------------

         Loss from operations                         (119,353)        (608,103)
                                                 -------------    -------------

Other Income (loss):
     Interest income                                       139             --
     Dividend income                                         9            1,318
     Interest expense                                   (3,256)          (2,969)
     Investment expenses                                    (1)            --
                                                 -------------    -------------
         Total other income  (expense)                  (3,109)          (1,651)
                                                 -------------    -------------

     Net loss before taxes                       $    (122,462)   $    (609,754)

         Provision for income tax                         --               --
                                                 -------------    -------------
     Loss from operations after income taxes          (122,462)        (609,754)

         Net loss                                $ (122,462) $    $    (609,754)
                                                 =============    =============


Net loss per share (basic) (Note 1)              $      (0.001)   $      (0.009)
Net loss per share (diluted) (Note 1)            $      (0.001)   $      (0.009)

Shares used in per share calculation - basic       131,383,882       64,514,849
                                                 =============    =============
Shares used in per share calculation - diluted     131,383,882       64,514,849
                                                 =============    =============


         The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000


                                                           2001         2000
                                                         ---------    ---------
Operating Activities:
     Net Loss                                            $(122,462)   $(609,754)
Adjustments to reconcile net (loss) to
  net cash provided by (used in) operating activities:
        Intangible amortization                               --        141,341
        Amortization and depreciation                        8,319       12,889

Changes in operating assets and liabilities:
     Accounts receivable - trade, net                       (8,077)       5,037
     Amounts due from officer                                 --         21,573
     Prepaid expenses                                       (5,000)      55,712
     Security deposit                                        8,483         --
     Bank overdraft                                          8,254         --
     Accounts payable                                      (13,186)     (35,733)
     Accrued expenses - discontinued operations               --       (130,394)
     Management fees due to related party                   15,000       30,908
     Payroll and taxes payable                              (6,000)        --
     Reserve for discontinued operations                      --         (8,138)
     Accrued liabilities                                    (3,934)      84,067
                                                         ---------    ---------

        Net cash used in operating activities             (118,603)    (432,492)
                                                         ---------    ---------

Investing activities:

     Purchases of property and equipment                      --        (33,503)
                                                         ---------    ---------

        Net cash used in investing activities                 --        (33,503)
                                                         ---------    ---------

Financing activities:
     Proceeds from issuance of common stock                100,000      400,000
     Payments on amounts due to related parties               --       (100,000)
                                                         ---------    ---------

        Net cash provided by financing activities          100,000      300,000
                                                         ---------    ---------

        (Decrease) in cash and cash equivalents            (18,603)    (165,995)

Cash and cash equivalents, beginning of year                18,603      175,678
                                                         ---------    ---------

Cash and cash equivalents, end of year                   $    --      $   9,683
                                                         =========    =========


Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                         $   2,970    $   9,573
        Taxes                                            $   7,200    $   4,800



   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies

A.       General Description of Business

Effective November 13, 2001, the Company has changed its name to "Financial Content, Inc.," and the quotation symbol has changed to "FCON."

Financial  Content,  Inc.,  ("Financial  Content" or the "Company"),  a Delaware
corporation,    (http://www.financialcontent.com),    offers   financial-related
services through the World Wide Web.

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

         o Other Company Internet properties include www.monsterquote.com; www.profitwire.com; BuckInvestor.com, Inc. (www.buckinvestor.com); KingFine, Inc. (www.monsterpick.com); iTrack, Inc. (www.itrack.com).


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Financial Content, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2001, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies (continued)

C.       Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. All of Financial Content's short-term investments are classified as available-for-sale at the balance sheet dates. Investments classified as available-for-sale are recorded at fair value and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income/loss.

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies (continued)

E.       Income Taxes (continued)

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


F.       Revenue Recognition

Currently, the Company's revenues are derived from two sources. The Company's first source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis.

The Company's second source of revenues is the distribution of advertisements and reports on behalf of growth stock companies via electronic mail to the Company's opt-in email distribution list. This opt-in email list was obtained through marketing efforts in its family of investment-related websites.

In the past, the Company also derived revenue from the sale of banner and sponsorship advertisements that appeared on the Company's website properties.

The Company often receives payment in shares of stock, in lieu of cash, from customers who receive services from its StreetIQ subsidiary. The Company policy is to sell such securities within three months, if not otherwise restricted.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies (continued)

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


H.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three month period ended September 30, 2001 and 2000, respectively.


I.       Marketable Securities

The Company has invested in equity instruments of privately held, Internet and information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicated that such assets might be impaired. To date, no such impairment has been recorded.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies (continued)

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies (continued)

N.       Business Risks and Credit Concentrations

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at September 30, 2001.


O.       Foreign Currency and International Operations

International operations were discontinued during the year ended June 30, 1999. There were no foreign exchange transactions during the period ended September 30, 2001 and 2000.


P.       Recent Accounting Pronouncements

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS 133 on July 1, 2000, did not have a material effect on the Company's financial position or results of operations. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current period financial statements.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies (continued)

P.       Recent Accounting Pronouncements (continued)

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

The Company has adopted SFAS 142 effective July 2001, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2001, goodwill approximated $73,826. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests. Any impairment resulting from these transition tests will be recorded as of July 1, 2001, and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test.


Q.       Software Developed for Internal Use

The American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and to amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1, which is deemed not to have a material impact on the financial statements and related disclosures.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

1.       Summary of Significant Accounting Policies (continued)

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



2.       Income Taxes

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

3.       Investments

At September 30, 2001, and June 30, 2001, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                Gross      Gross      Gross
                              Amortized  Unrealized Unrealized Estimated
                                 Cost       Gain       Loss    Fair Value
                               --------   --------   --------   --------
Equity securities              $-         $-         $-         $-

Corporate equity securities,
     privately-held             204,331    -          -          204,331

                               --------   --------   --------   --------

Total                          $204,331   $-         $-         $204,331
                               ========   ========   ========   ========

On April 26, 2000, eCal Corporation ("eCal") acquired iPing, Inc. ("iPing"). The Company had made an early-stage investment in iPing. The acquisition of iPing by eCal resulted in 500,000 Series B iPing Preferred Stock owned by Financial Content being converted into $375,000, (the original cash investment), and 56,108 shares of eCal Common Stock. Currently, eCal is a privately held corporation, and the value of eCal shares is not determinable.



4.       Stock Option Plan

On November 17, 1999, the Company's board of directors approved the Financial Content, Inc. (f/k/a Cosmoz.com, Inc.) 1999 Stock Option Plan (the "Plan"). On December 20, 1999, the Company's shareholders, at the Company's annual meeting, approved the Plan, and authorized a pool of 6,000,000 shares of common stock to be issued according to the Plan. Options are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

5.       Common Stock Transactions

Effective November 13, 2001, the Board of Directors authorized a one-for-sixty reverse stock split to be effective in November 2001 to shareholders of record. The par value of the common stock was increased accordingly from $0.001 per share to $0.06 per share.

The Company's common stock as of September 30, 2001, consists of the following:

         $0.001 par value, 200,000,000 shares authorized, 156,042,931 issued and outstanding

The common shares issued and outstanding will be 2,600,715 as a result of the reverse stock split.

Warrants

As of September 30, 2001, the company has outstanding warrants, which are convertible into 6,400,000 shares of common stock.

Certain warrants (convertible into 2,400,000 shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.



6.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Financial Content. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Financial Content on loans made by APV to the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw. In February 2000, APV advanced to the Company $250,000. The note was payable upon demand and bears an annual interest rate of 12%, and the balance as of June 30, 2000 was $150,000. This amount was repaid by the Company during the year ended June 30, 2001.

APV advanced to the Company $20,000 during the year ended June 30, 2001. On October 1, 2001, APV advanced to the Company an additional $40,000. The notes are due on demand and bear an annual interest rate of 12%.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

6.       Related Party Transactions (continued)

B.       Common Stock Issued to Related Parties

Amounts due related parties that were converted to common stock during the year ended June 30, 2001, are as follows:

                                                   Shares        Amount
                                                 -----------   -----------

         Amounts due to SharpManagement           15,000,000   $   360,000
                                                 -----------   -----------

                                                  15,000,000   $   360,000
                                                 ===========   ===========

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

On July 31, 2001, the Company entered into a securities purchase agreement with Mr. Shaw, pursuant to which Wilfred Shaw purchased 76,528,082 shares of restricted, unregistered Common Stock in exchange for a $100,000 cash investment.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

6.       Related Party Transactions (continued)

D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. The payment amount due to Mr. Shaw was reduced to $5,000 per month effective April 1, 2001. This agreement is in effect until April 30, 2002. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of September 30, 2001 and June 30, 2001, SharpManagement is due $75,000 and $60,000, respectively.

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


F.       Notes Payable to Shareholders

In 2001, Tupelo Investments, a shareholder, advanced to the Company $63,517. This note is due on demand and bears an annual interest rate of 12%.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

7.       Commitments and Contingencies

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


B.       Operating Leases

Starting March 1, 2000, the Company's principal executive offices were located in a 5,900 square- foot facility at 1515 S. El Camino Real, Suite 100, San Mateo, California 94402. The Company leased the facility under a 3-year agreement that would terminate on February 28, 2003, with no renewal option. In December 2000, the Company concluded a lease termination agreement that constitutes a full and final accord and satisfaction and general release from any and all obligations and liabilities in connection with the lease.

On December 21, 2000, the Company's principal executive offices relocated to a 1,500 square-foot facility at 199 California Drive, Suite 207, Millbrae, CA 94030. The Company leases the facility under an 18-month agreement that terminates on June 21, 2002, with the option to renew for an additional six months. The aggregate rental rates for the entire facility for the six-month period ending June 21, 2001 and the year ending June 21, 2002, are $23,456 and $46,911 respectively. All operations including system development, control, and maintenance are performed at this facility.

For the three months ended September 30, 2001 and 2001, rent expense was $7,818 and $62,024, respectively.



8.       Going Concern Uncertainties

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

8.       Going Concern Uncertainties (continued)

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

Management raised additional equity capital during the three-month period ended September 30, 2001, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In October 2001, the Company obtained additional debt financing from related parties to meet working capital needs.



9.       Subsequent Events

Management of the Company is utilizing the Written Consents in order to save expense and time in restructuring certain aspects of the Company.

Certain shareholders of the Company having more than fifty percent (50%) of the issued and outstanding shares of the Company's common stock (the "Common Stock") have indicated, through written consents, the following:

         (i) a Resolution dated August 7, 2001, to amend the Articles of Incorporation of the Company, as amended, to increase the number of shares authorized for issuance from 200,000,000 to 900,000,000;
         (ii) a Resolution dated August 7, 2001 to acquire the minority held shares of FinancialContent.com, Inc.;
         (iii) a Resolution dated August 7, 2001 to amend the Articles of Incorporation of the Company to change the name of the Company to FinancialContent, Inc.; and
         (iv) a Resolution dated August 7, 2001 to approve a reverse stock split at a ratio between 1-for-60, which was determined by the Board of Directors of the Company to be in the best interests of the Company.

Shareholders representing 75.937% of the currently issued and outstanding shares of Common Stock, have executed the Written Consents, thereby ensuring the increase of the number of shares authorized for issuance, the acquisition of the minority held shares of FinancialContent.com, Inc., the change of the name of the Company to FinancialContent, Inc., and the reverse stock split.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

9.       Subsequent Events (continued)

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


A.       Acquisition of Minority Interests in FinancialContent.com, Inc.

The purpose for the acquisition of the minority interests in FinancialContent.com, Inc. is as follows: The Company is currently the majority shareholder of FinancialContent.com, Inc. The minority shareholders have offered to exchange shares of FinancialContent.com, Inc. for shares of the Company. The Directors believe the acquisition of the minority shares of FinancialContent to be a compelling investment opportunity for the Company that will increase opportunities for both FinancialContent.com, Inc. and the Company. The Company may issue up to 50,000,000 shares, or 833,334 of shares converted after the reverse stock split, of common stock to acquire the interest of minority shareholders of FinancialContent.com.


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


C.       Authorization to Effect a Reverse Stock Split

There are various reasons for the Reverse Split, the foremost of which is to increase the price of the Company's traded Common Stock, which the Board believes would foster confidence in the Company and assist it in obtaining financing on more favorable terms than otherwise might be available

Another projected benefit of the Reverse Split would be a very substantial reduction in the transaction costs associated with trading in the Company's Common Stock. In most cases, trading costs include both "brokers" trading commissions and the "indirect cost" of "dealer markup," that is, the difference between the buying and selling prices of dealers in a given stock (the "bid-ask spread")

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                               SEPTEMBER 30, 2001

9.       Subsequent Events (continued)

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

Based on approximately 156,042,931 shares of Common Stock issued and outstanding as of November 7, 2001, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that will be outstanding as a result of the Reverse Stock Split (not accounting for any proposed increase in authorized shares as described above):

           Proposed Reverse         Percentage        Shares To Be
               Stock Split          Reduction         Outstanding
         ----------------------    -------------    ---------------
               1 for 60                98.4%             2,600,715

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

We recently made the decision to concentrate our operational resources on FinancialContent and StreetIQ. The decision was based on a number of factors including the poor performance of some online initiatives, and the high cost of customer acquisition and retention, the ongoing costs associated with maintaining all our Internet properties at a competitive level, and on the positive feedback we received from our clients and partners regarding the services provided by FinancialContent and StreetIQ. Some of our Internet properties that we have phased out did generate significant revenues in the past, however, these Internet properties were unable to sustain a recurring revenue base to justify continuation. We anticipate that our focus on FinancialContent and StreetIQ will generate stable and long-term growth for the Company.

Built on a highly-configurable, XML-based extensible framework, FinancialContent is a leader in the online content industry to turn financial data integration, normally a very expensive and complex process, into an intuitive, fully-automated online solution. The Company offers turnkey delivery and integration of financial data and tools, including stock quotes, charts, company news, portfolio managers, economic indicators, and more.

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

Our long-term goal is to become the content industry's preferred integrator of financial data and tools. The Company offers an enterprise-quality delivery system that truly streamlines the process of aggregating and publishing financial data and tools. FinancialContent is the first content integrator to guarantee time-to-market, thereby delivering instant return on investment to its clients.

Based on our decision to concentrate are operations on FinancialContent.com, Inc., effective November 13, 2001, the Company changed its name to "Financial Content, Inc.," which name change caused the Nasdaq Stock Market to change our quotation symbol to "FCON."

Concurrently, with the name change, the Company effected a sixty for one reverse stock split, with fractional shares being rounded up to whole shares. The foremost reason for our Board of Directors ("Board") effecting the reverse stock split at this time is to increase the price of the Company's traded Common Stock, which our Board believes will foster confidence in the Company and assist it in obtaining financing on more favorable terms than otherwise might be available. Our Board also believes the reverse split will cause a substantial reduction in the transaction costs associated with trading in the Company's common stock. In most cases, trading costs include both "brokers" trading commissions and the "indirect cost" of "dealer markup," that is, the difference between the buying and selling prices of dealers in a given stock (the "bid-ask spread"). Our Board also believes that the reduction in the number of common shares outstanding, without any corresponding material alteration in the economic composition of the Company or the relative interests of the securities holders, will enhance the public and institutional perception of the Company's common stock and generate investor interest.

Also, taking effect on November 13, 2001, the Company increased the number of common shares authorized for issuance by the Company from 200,000,000 to 900,000,000. The Company increased the number of shares authorized for issuance in order to have access to capital and services, and to have the flexibility to acquire emerging technologies or synergistic businesses, and, thereby, provide the Company greater opportunities for corporate growth.

The Company is also in the process of negotiating the terms for the acquisition of the shares held by the minority shareholders of FinancialContent.com, Inc., a majority held subsidiary of the Company. In August of this year, on our Boards recommendation, the shareholders approved the acquisition of the shares held by the minority shareholders of FinancialContent.com, Inc. Our Board believes the acquisition is a compelling investment opportunity for the Company that will increase opportunities for both FinancialContent.com, Inc. and the Company.

For a general description of our Company, please see the section entitled General Description of Business in Part 1.

Results of Operations for the three months ended September 30, 2001 and 2000
----------------------------------------------------------------------------

Revenues increased to approximately $68,677 for the three months ended September 30, 2001 from approximately $6,126 for the three months ended September 30, 2000. This increase in revenues was primarily attributable to the sale of FinancialContent's licensing services.

Business Development. Business development increased to $17,088 for the three months ended September 30, 2001 from $0.00 for the same period in the prior year. This increase primarily resulted from investment in developing FinancialContent's business. This includes developing strategic alliances with other Internet companies and content providers.

Sales and marketing. Sales and marketing expenses decreased to approximately $3,415 for the three months ended September 30, 2001 from approximately $11,516 for the three months ended September 30, 2000. The primary reason for the decrease resulted from reduction of our marketing campaign. Marketing efforts will be reevaluated based on economic performance.

Product development. Product development expenses decreased to approximately $3,320 for the three months ended September 30, 2001 from approximately $152,666 for the three months ended September 30, 2000. The decrease primarily resulted from size reduction of product development program. We significantly curtailed our development staff.

General and administrative. General and administrative expenses decreased to approximately $150,763 for the three months ended September 30, 2001 from approximately $295,817 for the three months ended September 30, 2000. The decrease was the result of decrease in administrative personnel, third party public relations services, investor relations expenses, general operating facilities, legal, accounting fees, telephone and other support costs.

Amortization of intangibles. Amortization of intangibles expenses decreased to $0.00 for the three months ended September 30, 2001 compared to approximately $141,341 for the same period in the prior year. This decrease is the result of the Company adopting Statement of Financial Accounting Standards ("SFAS") 142 effective July 2001, which will result in the Company no longer amortizing its existing goodwill. We are in the process of determining any impairment in regards to goodwill. For a further discussion on the application of SFAS 142, please the section entitled Recent Accounting Pronouncements in Part 1.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $8,319 for the three months ended September 30, 2001 from approximately $12,889 for the three months ended September 30, 2000. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $3,109 for the three months ended September 30, 2001 as compared to net other loss of $1,651 for the three months ended September 30, 2000. The increased loss resulted from increased interest expense offset by no dividend income.

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

Liquidity and Capital Resources

During the first three months of 2001, we sustained operating losses of $122,462 compared to operating losses of $609,754 for the three months ended September 30, 2000. The decrease in operating losses of $487,292 was due to an increase in net revenues of $57,426 and a decrease in operating expenses of $431,324. The increase in revenues was due to the launching of our automated financial data solutions in September 2000 and the expansion of our product offerings in August 2001. The decrease in operating losses was due to three factors. The first factor was a decrease of $141,341 in the amortization of goodwill as we recorded an impairment charge for most of our intangible assets (goodwill) at the end of the June 2001. The second factor was a decrease of $145,054 in general and administrative expenses due to management cost reduction initiatives implemented during this quarter. The third factor was a decrease in product development expenses of $149,346 which was offset slightly by an increase of $17,088 in business development expenses as the company shifted its focus from the research and development of its automated solutions to the implementation of this solution for its new clients. Net cash used in operating activities was $118,603 for the three months ended September 30, 2001 compared to $432,492 for the three months ended September 30, 2000 due to the decrease in operating losses.

Net cash used in investing activities was $0 for the three months ended September 30, 2001 compared to net cash used in investing activities of $33,503 for the three months ended September 30, 2000. The decrease was due to the purchases of computer equipment in the first quarter of the year 2000.

Net cash provided by financing activities was $100,000 for the three months ended September 30, 2001 compared to $300,000 for the three months ended September 30, 2000. We are continuing our efforts to raise additional capital. We have obtained an additional $40,000 in debt financiang from related parties in October 2001.

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

On August 26, 2001, the Investment Agreement ("Investment Agreement") the Company entered into with Swartz Private Equity, LLC on August 26, 2000, automatically terminated under the terms of the Investment Agreement because no registration statement had been declared effective within one year after the agreement was entered between the parties. In accordance with the termination clause in the Investment Agreement, the Company is required to pay a termination fee in the amount of $200,000.00. The Company has had discussion with Swartz regarding the status of the Investment Agreement and intends to negotiate terms favorable to each party. As of November 16, 2001, Swartz has not demanded the termination fee. We have recorded a reserve of $50,000.00 for these potential damages based on probable outcomes to resolve this matter.


Item 2.  Changes in Securities and Use of Proceeds

During the Quarter ending September 30, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

In August 2001, the Company issued 76,528,082 shares of common stock in exchange for an investment of $100,000. The securities were purchased by our Chief Executive Officer.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         -----------------------------------------------------------------------

         On August 7, 2001, upon written consent by a majority of the Company's shareholders, the Company's shareholders ( i ) approved the Company's name change to FinancialContent, Inc.; ( ii ) approved the acquisition of the minority owned shares of the Company's subsidiary FinancialContent.com, Inc.; (iii) approved an increase of the shares authorized for issuance from 200,000,000 to 900,000,000; and (iv) approved a reverse stock split between 20-for-one to 80-for-one. The number of votes cast in matters is set forth below:

1.       Approval of Increase of Shares Authorized for Issuance

         Votes For       Votes Against     Abstentions   Broker Non-Votes
                           Or Witheld
         -----------    --------------     -----------   ----------------
         118,636,300           0                 0

2.       Approval    of    Acquisition    of    Minority    Held    Shares    of
         FinancialContent.com, Inc.

         Votes For       Votes Against     Abstentions  Broker Non-Votes
                          Or Witheld
         -----------    --------------     -----------   ----------------
         118,636,300           0                 0

3.      Approval of  Name Change to FinancialContent, Inc

         Votes For       Votes Against     Abstentions   Broker Non-Votes
                           Or Witheld
         -----------    --------------     -----------   ----------------
         118,636,300           0                 0

4.       Approval of Reverse Stock Split.

         Votes For       Votes Against     Abstentions  Broker Non-Votes
                           Or Witheld
         -----------    --------------     -----------   ----------------
         118,636,300           0                 0

Item 5.  Other Information

None

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

   (3)             3.1.   Articles  of   Incorporation   of   Cosmoz.com,   Inc.
                   (Incorporated by reference to Exhibit 3.(I) to Form 8-K/A, File No.: 000-28377)

                   3.2. By-Laws of Cosmoz.com, Inc. (Incorporated by reference to Exhibit 3.(II) to Form 8-K/A, File No.: 000-28377)

                   3.3. Certificate of Amendment of Certificate of Incorporation of Cosmoz.com, Inc., (Incorporated by reference to Exhibit
                   3.3 to Form 10KSB, File No.: 000-28377).

                   3.4. Certificate of Amendment of Certificate of Incorporation of Cosmoz Infrastructure Solutions, Inc., attached hereto.

  (10) 10.1. Cosmoz.com, Inc. 1999 Stock option plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q, File No.:
                   000-28377)

                   10.2. Owen Naccarato Director's Agreement. (Incorporated by reference to Exhibit 10.2 to Form 10-Q, File No.: 000-28377)

                   10.3. Management and Consulting Agreement Between Us and SharpManagement, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.4. Investment Agreement Between Us and Swartz Private Equity, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.5. Warrant to Purchase Our Common Stock Issued in Connection With the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.6. Registration Rights Agreement issued in connection with the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.7. Warrant Side Agreement Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.8. Commitment Warrant to Purchase Our Common Stock Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.9. Addendum to Management and Consulting Agreement Between Us and SharpManagement, LLC. (Incorporated by reference to Exhibit 10.9 to Form 10KSB, File No.: 000-28377)

  (21) 21.1. List of subsidiaries of registrant. (Incorporated by reference to Exhibit 21.1 to Form 10-K filed September 28, 2000, File No.: 000-28377)

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

Date:  November 19, 2001