Form 10QSB
period 2001-12-31
FINANCIALCONTENT INC
filed 2002-02-19
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended 12/31/01.

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

Yes: [ ]   No: [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,681,830

Part I--Financial Information

Item 1.



                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001






                                 C O N T E N T S



         Consolidated Balance Sheets.................................1 - 2

         Consolidated Statements of Operations...........................3

         Consolidated Statements of Cash Flows...........................4

         Notes to the Financial Statements..........................5 - 21

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
                           Consolidated Balance Sheets
                    AS OF DECEMBER 31, 2001 AND JUNE 30, 2001

                                     ASSETS
                              December 31, 2001    June 30, 2001
                                      ---------    ---------
                                     (UNAUDITED)   (AUDITED)
Current Assets:

Cash and cash equivalents             $    --      $  18,603
   Accounts receivable - trade, net
   Amounts due from officers             17,724        3,598
   Prepaid expenses                      19,962       19,962
   Deposits                               7,606        2,606
                                          7,519       16,002
                                      ---------    ---------

     Total Current Assets                52,811       60,771
                                      ---------    ---------

Property and Equipment :
   Office furniture                      12,508       12,508
   Equipment                            124,979      118,392
                                      ---------    ---------

     Property and Equipment, cost       137,487      130,900

   Accumulated depreciation             (71,198)     (54,560)
                                      ---------    ---------

     Property and Equipment, net         66,289       76,340
                                      ---------    ---------

Other Assets:
   Long-term investments                204,331      204,331
   Intangible assets, net                 3,000       73,826
                                      ---------    ---------

      Total Other Assets                207,331      278,157
                                      ---------    ---------

        Total Assets                  $ 326,431    $ 415,268
                                      =========    =========

                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
                     Consolidated Balance Sheets (continued)
                    AS OF DECEMBER 31, 2001 AND JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                               December 31, 2001    June 30, 2001
                                                                    ------------    ------------
                                                                     (UNAUDTIED)      (AUDITED)
Current Liabilities:
 Bank overdraft                                                     $     11,034    $       --
 Accounts payable                                                        182,296         162,895
 Management fees due to related party                                     90,000          60,000
 Payroll and taxes payable                                                19,616          25,616
 Income taxes payable                                                      1,200            --
 Other accrued expenses                                                   25,364          26,042
 Note payable - related parties                                          158,517         108,517
 Notes payable - other                                                    14,589          14,589
 Reserve for termination of investment agreement                          50,000          50,000
 Accrued expenses - discontinued operations                              122,394         122,394
 Reserve for discontinued operations                                      60,000          60,000
 Payroll and sales taxes payable - discontinued operations               117,509         117,509
                                                                    ------------    ------------

  Total Current Liabilities                                              852,519         747,562
                                                                    ------------    ------------


Stockholders' Equity:
 Preferred stock, $0.001 par value; 50,000,000 shares authorized;
  none issued or outstanding                                                --              --
 Common stock, $0.001 par value; 200,000,000 shares authorized;
  4,483,949 and 1,325,248 issued and outstanding, respectively             4,484           1,325
 Additional paid-in-capital                                           14,725,687      14,528,846
 Accumulated other comprehensive loss                                    (17,543)        (17,543)
 Accumulated deficit                                                 (15,238,716)    (14,844,922)
                                                                    ------------    ------------

  Total Stockholders' Equity                                            (526,088)       (332,294)
                                                                    ------------    ------------

  Total Liabilities and Stockholders' Equity                        $    326,431    $    415,268
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
         Consolidated Statements of Operations and Comprehensive Income
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000

                                             Three Months Ended           Six Months Ended
                                                 December 31,                December 31,
                                             2001          2000           2001            2000
                                         -----------    -----------    -----------    -----------
                                                               (UNAUDITED)
Revenues:
   Net revenues                          $    60,868    $     7,100    $   129,545    $    45,109
   Costs of revenues                          (5,625)          --          (10,750)          --
                                         -----------    -----------    -----------    -----------

                                              55,243          7,100        118,795         45,109
                                         -----------    -----------    -----------    -----------

Operating Expenses:
   Business development                       23,081           --           40,169           --
   Sales and marketing                        10,964         29,453         14,379        160,105
   Product development                         1,826        100,867          5,146        127,519
   General and administrative                207,107        233,408        357,870        807,606
   Amortization of intangibles                  --          141,341           --          141,789
   Non-recurring costs - acquisitions           --             --             --          100,462
   Impairment of Goodwill                     70,826           --           70,826           --
   Amortization and depreciation               8,319         12,889         16,638          8,618
                                         -----------    -----------    -----------    -----------
      Total operating expenses
                                             322,123        517,958        505,028      1,346,099
                                         -----------    -----------    -----------    -----------

      Loss from operations                  (266,880)      (510,858)      (386,233)    (1,300,990)
                                         -----------    -----------    -----------    -----------

Other Income (loss):
   Write-down of goodwill                       --       (1,568,388)          --             --
   Loss on sale of iTrack.com, Inc.             --       (1,039,989)          --             --
   Loss on investment                           --          (14,702)          --             --
   Interest income                              --            6,636            139          1,016
   Dividend income                                 3            629             12         14,614
   Interest expense                           (3,256)          --           (6,512)          --
                                         -----------    -----------    -----------    -----------
      Total other income  (expense)
                                              (3,253)    (2,615,814)        (6,361)        15,630
                                         -----------    -----------    -----------    -----------

   Net loss before taxes                 $  (270,133)   $(3,126,672)   $  (392,594)   $(1,285,360)

      Provision for income tax                (1,200)          --           (1,200)          --
                                         -----------    -----------    -----------    -----------
         Net loss
                                            (271,333)    (3,126,672)      (393,794)    (1,285,360)

Other comprehensive income:
   Unrealized loss on securities                --             --             --           (1,669)
                                         -----------    -----------    -----------    -----------

         Comprehensive loss              $  (271,333)   $(3,126,672)   $  (393,794)   $(1,287,029)
                                         ===========    ===========    ===========    ===========

Net loss per share (basic) (Note 1)      $    (0.090)   $    (2.908)   $    (0.193)   $    (1.197)

Net loss per share (diluted) (Note 1)    $    (0.090)   $    (2.908)   $    (0.193)   $    (1.197)

Shares used in per share calculation -
basic                                      3,010,284      1,075,248      2,040,327      1,075,248
                                         ===========    ===========    ===========    ===========
Shares used in per share calculation -
diluted                                    3,010,284      1,075,248      2,040,327      1,075,248
                                         ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2001 and 2000

                                                             2001           2000
                                                         -----------    -----------
Operating Activities:
   Net Loss                                              $  (393,794)   $(3,736,427)
Adjustments to reconcile net (loss) to
  net cash provided by (used in) operating activities:
     Intangible amortization                                    --          282,682
     Amortization and depreciation                            16,638         25,778
     Intangible assets impairment charge                      70,826           --
     Write-down of goodwill                                     --        1,568,388
     Loss on sale of iTrack.com, Inc.                           --        1,039,989
     Loss on investment                                         --           14,702

Changes in operating assets and liabilities:
   Accounts receivable - trade, net                          (14,126)         5,717
   Deposits                                                    8,483           --
   Prepaid expenses                                           (5,000)        48,711
   Bank overdraft                                             11,034           --
   Accounts payable                                           19,401          4,315
   Management fees due to related party                       30,000           --
   Reserve for discontinued operations                          --           (8,138)
   Accrued liabilities                                        (5,478)        51,821
                                                         -----------    -----------

     Net cash used in operating activities                  (262,016)      (702,462)
                                                         -----------    -----------

Investing activities:

   Sale of  marketable securities                               --              583
   Purchases of property and equipment                        (6,587)       (34,589)
                                                         -----------    -----------

     Net cash used in investing activities                    (6,587)       (34,006)
                                                         -----------    -----------

Financing activities:
   Sale of common stock                                      125,000        600,000
   Transfer of restricted cash                                  --          125,000
   Payments on amounts due to related parties                   --         (103,000)
   Notes payable - related party                             125,000           --
                                                         -----------    -----------

     Net cash provided by financing activities               250,000        622,000
                                                         -----------    -----------

     (Decrease) in cash and cash equivalents                 (18,603)      (114,468)


Cash and cash equivalents, beginning of period                18,603        175,678
                                                         -----------    -----------

Cash and cash equivalents, end of period                 $      --      $    61,210
                                                         ===========    ===========


Supplemental disclosures of cash flow information:
   Cash paid during the period for Interest              $      --      $     2,475
                                                         ===========    ===========
     Taxes                                               $      --      $     2,400
                                                         ===========    ===========
     Conversion of notes payable into common stock       $    75,000    $      --
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

                                DECEMBER 31, 2001

1.       Summary of Significant Accounting Policies

A.       General Description of Business

Effective November 13, 2001, the Company has changed its name to "Financial Content, Inc.," and the quotation symbol has changed to "FCON."

Financial Content, Inc., ("Financial Content" or the "Company"), a Delaware corporation, offers financial-related services on the World Wide Web through its subsidiary FinancialContent Services, Inc. ("FinancialContent Services").

FinancialContent Services (www.financialcontent.com) is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users; and

Other Company Internet properties include www.monsterquote.com; StreetIQ.com; www.profitwire.com; BuckInvestor.com, Inc. (www.buckinvestor.com); KingFine, Inc. (www.monsterpick.com); iTrack, Inc. (www.itrack.com). The Company uses these Internet properties to showcase FinancialContent Services.


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Financial Content, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

1.       Summary of Significant Accounting Policies (continued)

B.       Basis of Presentation and Organization (continued)

required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended December 31, 2001, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

1.       Summary of Significant Accounting Policies (continued)

D.       Property and Equipment (continued)

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

In the three months ended December 31, 2001, the Company received payment in shares of stock, in lieu of cash, from customers who receive services from its ProfitWire Media Group. The Company policy is to sell such securities within three months.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

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


H.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three month period ended December 31, 2001 and 2000, respectively.


I.       Marketable Securities

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

                                DECEMBER 31, 2001

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

Effective November 13, 2001, the Company concluded a reverse split at a ratio of 1-for-60. All EPS calculations and shares issued were retroactively adjusted to reflect the reverse stock split.


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

                                DECEMBER 31, 2001

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at December 31, 2001.


O.       Foreign Currency and International Operations

International operations were discontinued during the year ended June 30, 1999. There were no foreign exchange transactions during the period ended December 31, 2001and 2000.


P.       Recent Accounting Pronouncements

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

                                DECEMBER 31, 2001

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

The Company has adopted SFAS 142 effective July 2001, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2001, goodwill approximated $73,826. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests. Any impairment resulting from these transition tests will be recorded as of July 1, 2001, and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test. An impairment charge of $70,826 was recorded, based on an impairment test performed by the Company.


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

                                DECEMBER 31, 2001

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

                                DECEMBER 31, 2001

2.       Income Taxes

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset.



3.       Investments

At December 31, 2001,and June 30, 2001, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                           Gross              Gross             Gross
                                         Amortized          Unrealized        Unrealized          Estimated
                                            Cost               Gain              Loss             Fair Value
                                       ---------------    ---------------    -------------     ----------------
   Corporate equity securities,
        privately-held                 $       204,331    $           -      $         -       $        204,331
                                       ---------------    ---------------    -------------     ----------------

   Total                               $       204,331    $           -      $         -       $        204,331
                                       ===============    ===============    =============     ================

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



4.       Stock Option Plan

On November 17, 1999, the Company's board of directors approved the Financial Content, Inc. (f/k/a Cosmoz.com, Inc.) 1999 Stock Option Plan (the "Plan"). On December 20, 1999, the Company's shareholders, at the Company's annual meeting, approved the Plan, and authorized a pool of 100,000 shares of common stock (adjusted for the reverse stock split) to be issued according to the Plan. Options are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

5.       Common Stock Transactions

Effective November 13, 2001, the Board of Directors authorized a one-for-sixty reverse stock split to be effective in November 2001 to shareholders of record. The par value of the common stock was increased accordingly from $0.001 per share to $0.06 per share. In November 2001, the Board of Directors approved a change that reduced the par value from $0.06 per share to $0.001 per share.

The Company's common stock as of November 13, 2001, consists of the following:

         $0.001 par value, 200,000,000 shares authorized, 156,042,931 issued and outstanding

The common shares issued and outstanding were 2,600,932 as a result of the reverse stock split.


Warrants

As of December 31, 2001, the company has outstanding warrants, which are convertible into 106,667 (adjusted for 1-for-60 reverse split) shares of common stock.

Certain warrants (convertible into 40,000 (adjusted for reverse stock split) shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.



6.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Financial Content. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Financial Content on loans made by APV to the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw. In February 2000, APV advanced to the Company $250,000. The note was payable upon demand and bears an annual interest rate of 12%, and the balance as of June 30, 2000 was $150,000. This amount was repaid by the Company during the year ended June 30, 2002.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

6.       Related Party Transactions (continued)

A.       Asia Pacific Ventures (continued)

APV advanced to the Company $20,000 during the year ended June 30, 2001. In October 2001, APV advanced to the Company an additional $75,000. The notes are due on demand and bear an annual interest rate of 12%. In December 2001, APV advanced to the Company $50,000. The note is due on demand and bears an annual interest rate of 12%.


B.       Common Stock Issued to Related Parties

Amounts due related parties that were converted to common stock during the six-month period ended December 31, 2001, are as follows:

                                       Shares                 Amount
                                  -----------------     -------------------

           Amounts due to APV               750,000      $           75,000
                                  -----------------     -------------------

                                            750,000      $           75,000
                                  =================     ===================

In November 2001, APV purchased 250,000 shares of common stock for $25,000.


C.       Wilfred Shaw

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

In July 2001, the Company concluded a securities purchase agreement with Mr. Shaw, pursuant to which Wilfred Shaw purchased 1,275,468 (adjusted for the 1-for-60 reverse stock split) shares of restricted, unregistered Common Stock in exchange for a $100,000 cash investment.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

6.       Related Party Transactions (continued)

D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. The payment amount due to Mr. Shaw was reduced to $5,000 per month effective April 1, 2001. This agreement is in effect until April 30, 2002. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of December 31, 2001 and June 30, 2002, SharpManagement is due $90,000 and $60,000, respectively.

Effective as of January 16, 2001, the company arranged for the satisfaction and discharge of the amount owed to SharpManagement, LLC for deferred compensation in the amount of $360,000 owed from the Company to SharpManagement, LLC. In consideration for the satisfaction of the amount, the Company was instructed by SharpManagement to issue the corresponding 250,000 (adjusted for the 1-for 60 reverse stock split) Shares of Common Stock to Corworth.


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

                                DECEMBER 31, 2001

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

For the three months ended December 31, 2001 and 2000, rent expense was $11,828 and $67,315, respectively.



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

                                DECEMBER 31, 2001

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

Management raised additional equity capital during the three-month period ended December 31, 2001, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January and February 2002, the Company obtained additional debt financing from related parties to meet working capital needs.



9.       Equity

Shareholders of the Company and the Board of Directors approved the following:

    (i)     Amendment  to  the  Articles  of  Incorporation  of the  Company  to
            increase the number of shares authorized for issuance from 200,000,000 to 900,000,000;
    (ii) Acquisition of the minority held shares of FinancialContent.com, Inc.;
    (iii) Amendment to the Articles of Incorporation of the Company to change the name of the Company to FinancialContent, Inc.; and
    (iv) Approval of a reverse stock split at a ratio between 1-for-60, which was determined by the Board of Directors of the Company to be in the best interests of the Company.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

9.       Equity (continued)

Shareholders representing 75.937% of the currently issued and outstanding shares of Common Stock, have executed the Written Consents, thereby ensuring the increase of the number of shares authorized for issuance, the acquisition of the minority held shares of FinancialContent.com, Inc., the change of the name of the Company to FinancialContent, Inc., and the reverse stock split.


The shares that the Board will issue to acquire the minority-held interests of FinancialContent.com, Inc., will have a dilutive effect upon the percentage of equity owned by present stockholders in the Company. However, the Board believes that the benefits of increasing its ownership interests in FinancialContent.com, Inc., might outweigh the dilutive effects to the Company's current equity holders. The issuance of the additional shares might be disadvantageous to current stockholders in that the issuance would potentially reduce per-share dividends.


A.       Acquisition of Minority Interests in FinancialContent.com, Inc.

The purpose for the acquisition of the minority interests in FinancialContent.com, Inc. is as follows: The Company is currently the majority shareholder of FinancialContent.com, Inc. The minority shareholders have offered to exchange shares of FinancialContent.com, Inc. for shares of the Company. The Company issued 883,017 shares of unregistered common stock having a market value of $450,339 to acquire the interest of minority shareholders of FinancialContent.com.


B.       Authorization of Change of Name

The purpose for the name change was to have a corporate name that is in line with the nature of company's business and fits into the long-term business direction that the corporation is positioning itself. The Company intends to focus on building and developing the business of FinancialContent.com, Inc.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

9.       Equity (continued)

C.       Authorization to Effect a Reverse Stock Split

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

Based on approximately 156,042,931 shares of Common Stock issued and outstanding as of November 7, 2001, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split (not accounting for any proposed increase in authorized shares as described above):

                 Reverse                Percentage          Shares To Be
               Stock Split               Reduction          Outstanding
         -------------------------    ----------------    -----------------
                 1 for 60                  98.4%               2,600,932

All outstanding options, warrants, rights and convertible securities were appropriately adjusted for the Reverse Stock Split automatically on the effective date of the Reverse Stock Split. The Reverse Stock Split affects all stockholders equally and does not affect any stockholder's proportionate equity interest in the Company except for those stockholders whose fractional shares will be rounded up.

None of the rights currently accruing to holders of the Common Stock, options or warrants to purchase Common Stock or securities convertible into Common Stock are affected by the Reverse Stock Split. Following the Reverse Stock Split, each share of New Common Stock entitles the holder thereof to one vote per share and will otherwise be identical to one share of the Old Common Stock.

The percentage ownership of management, the number of stockholders or any aspect of the Company's business has not changed materially because of the Reverse Stock Split.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2001

10.      Employee Stock Grant Plan.

On December 10, 2001, the Company's board of directors approved the Financial Content, Inc. 2002 Employee and Officer Rentention and Recognition Plan, (the " 2002 Plan"), which authorized a pool of 5,000,000 shares of common stock to be issued according to the 2002 Plan. Shares are granted at the prices equal to the current fair value of the Company's common stock at the date of grant.

The Board of Directors has granted management the authority to issue shares to employees and consultants of the Company. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.



11.      Subsequent Events

On January 15, 2002, the Company issued 2,072,681 shares of its unregistered, restricted common stock having a market value of $518,170 to three executive officers, who are also directors of the Company, and to four employees. This distribution was made to secure the services of these officers and employee, and to serve as a continuing incentive to remain with the Company. These shares vest in one year from the date of grant. Employees and officers granted shares under the Plan who do not remain employed by the Company for one year from the date of the grant forfeit their shares.

On January 10, 2002, the Company issued 125,000 shares of its unregistered, restricted common stock to two individuals that had a market value of $31,250, which issuance was related to their employment agreements with the Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FinancialContent, Inc., (the "Company") was incorporated in the State of Delaware on October 15, 1996. The Company develops and deploys software solutions to meet the content management needs of businesses seeking timely and reliable financial information. Prior to changing our name to FinancialContent our name was Cosmoz.com, Inc. and subsequently Cosmoz Infrastructure Solutions, Inc. While operating under the name Cosmoz.com, Inc. we developed and acquired high profile, high traffic, niche market - Internet related businesses and web based technologies.

Over the course of our last fiscal year, and in response to the rapid changes in technology and distribution channels related to the Internet, we consolidated our business and web based technologies, phased out other operations, and devoted our resources toward building and developing FinancialContent Services, Inc., ("FinancialContent Services"), a subsidiary of the Company.

We incorporated FinancialContent Services in the State of Delaware on May 10, 2000 under the name FinancialContent.com, Inc. FinancialContent Services soon started providing financial content to websites through its unique modular distribution format on a no fee basis. By February 2001, approximately 1,000 websites were receiving financial information and news from FinancialContent Services. In February of 2001, FinancialContent Services announced the commercial launch of Version 2.0 and began converting existing clients to the paid service and actively soliciting new paying clients. As of February 2002, FinancialContent Services, Inc. has deployed Version 2.0 to approximately 110 clients.

Effective November 13, 2001, we changed our name to FinancialContent, Inc. We changed our name to reflect the consolidation of our Internet properties and current business model.

Concurrently with the name change, we effected a sixty for one reverse stock split. The foremost reason for the reverse split was to increase the price of our traded common stock, which we believe will foster confidence in the Company and assist us in obtaining financing on more favorable terms than otherwise might be available. We also believe that the reduction in the number of common shares outstanding, without any corresponding material alteration in the economic composition of the Company, will enhance the public and institutional perception of our common stock and generate investor interest.

Also, on November 13, 2001, we increased the number of common shares authorized for issuance from 200,000,000 to 900,000,000. We increased the number of shares authorized for issuance in order to have access to capital and services, and to have the flexibility to acquire emerging technologies or synergistic businesses, and, thereby, provide us with greater opportunities for corporate growth.

On November 26, 2001, we acquired all of the shares owned by the minority shareholders of FinancialContent Services. Under the terms of the agreement, we exchanged 883,017 shares of our unregistered common stock for 1,714,286 shares of FinancialContent Services' common stock. The 1,714,286 shares of
FinancialContent Services' common stock acquired by us represents 30% of FinancialContent Services outstanding and issued shares. As a result of this transaction, FinancialContent Services is a 100% owned subsidiary of the Company.

In determining the number of our shares to exchange for the shares of FinancialContent Services, Inc., we used criteria such as the value of the assets of FinancialContent Services, FinancialContent Services' ability to compete in the content distribution market, FinancialContent Services' current and anticipated business operations, FinancialContent Services' business reputation in the Internet financial information community, and the future use of the Internet as a source of financial information.

Also on November 26, 2001, at a duly noticed meeting of our Board of Directors ("Board"), our Board elected Wing Yu to serve as the Chief Executive Officer of the Company. He replaces Wilfred Shaw who held the position of Chief Executive Officer since our incorporation in 1996. At the same meeting, our Board also elected Gurkan Fidan to the serve on the Board to fill a vacancy created by the Board. Our Board currently consists of Gurkan Fidan, Wilfred Shaw, Wing Yu and Owen Nacarrato.

To achieve the growth required to become the preferred integrator of financial data and tools on the Internet, we have crafted through FinancialContent Services a smart, scalable platform that is completely self-maintaining unlike any other platform available on the Internet. By thinking of better ways to service the Internet, we have profoundly altered the way financial content is perceived, deployed, and used by online businesses, financial institutions, web design firms, and corporations.

Our immediate goal is to launch FinancialContent  Services' Version 3.0. Version
3.0 will provide our clients with more granular control over the distributed content. These enhancements will allow our clients to fully control the layout, colors, borders and content. Enhancements will also increase the level of user interaction at the control of the client.

Results of Operations for the three months ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

Revenues increased to approximately $60,868 for the three months ended December 31, 2001 from approximately $7,100 for the three months ended December 31, 2000. This increase in revenues was primarily attributable to the sale of FinancialContent Services' licensing agreements.

Business Development. Business development increased to $23,081 for the three months ended December 31, 2001 from $0.00 for the same period in the prior year. This increase primarily resulted from investment in the development of the business of FinancialContent Services. This includes developing strategic alliances with other Internet companies and content providers.

Sales and marketing. Sales and marketing expenses decreased to approximately $10,964 for the three months ended December 31, 2001 from approximately $29,453 for the three months ended December 31, 2000. The decrease in sales and marketing expenditures resulted from a change in our marketing and sales strategy. Our success in marketing and sales comes from being deployed on the Internet and from attending trade shows. This type of viral marketing has allowed us to significantly decrease our marketing expenses. Our marketing efforts will be reevaluated based on economic performance.

Product development. Product development expenses decreased to approximately $1,826 for the three months ended December 31, 2001 from approximately $100,867 for the three months ended December 31, 2000. The decrease primarily resulted from phasing out initiatives requiring significant investment in a product development program.

General and administrative. General and administrative expenses decreased slightly to approximately $207,107 for the three months ended December 31, 2001 from approximately $233,408 for the three months ended December 31, 2000. The decrease was the result of decrease in administrative personnel, investor relations expenses, general operating facilities, legal, accounting fees, telephone and other support costs, and from the consolidation or phasing out of our other operations.

Amortization of intangibles. Amortization of intangible expenses decreased to $0.00 for the three months ended December 31, 2001 compared to approximately $141,341 for the same period in the prior year. This decrease is the result of the Company adopting Statement of Financial Accounting Standards ("SFAS") 142 effective July 2001, which will result in the Company no longer amortizing its existing goodwill. For a further discussion on the application of SFAS 142, please see the section entitled Recent Accounting Pronouncements in Part 1.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $8,319.00 for the three months ended December 31, 2001 from approximately $12,889 for the three months ended December 31, 2000. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Impairment of Goodwill. Impairment of goodwill increased to $70,826 for the three months ended December 31, 2001 as compared to impairment of goodwill of $0.00 for the three months ended December 31, 2000. This increase is the result of the Company adopting SFAS 142 effective July 2001. As a result, we impaired the goodwill of our Internet properties from $73,826 to $3,000. The impairment of the goodwill of these properties is consistent with our current business model and use of our Internet properties to showcase FinancialContent Services. We estimate the cost to set up these Internet sites to showcase FinancialContent Services to be approximately $3,000, and we have adjusted the goodwill accordingly.

Other income (loss). Net other loss was approximately $3,253 for the three months ended December 31, 2001 as compared to net other loss of $2,615,814 for the three months ended December 31, 2000. The decreased loss resulted from a write down of goodwill on our Internet properties of $0.00 for the three months ended December 31, 2001 compared to write-down of goodwill and loss on the sale of iTrack.com, Inc. during the three months ended December 31, 2000 in the amount of $2,608,377.

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

Liquidity and Capital Resources

For the three months ended December 31, 2001, we sustained operating losses of $271,333 compared to operating losses of $3,126,672 for the three months ended December 31, 2000. The decrease in operating losses of $2,855,339 was due to write-down of goodwill of $1,568,388 and loss on sale of iTrack of $1,039,989 and in part to an increase in net revenues of $53,768 and a decrease in operating expenses of $195,835. The increase in revenues was due to the launching of FinancialContent Services Version 2.0 in February 2001 and the expansion of product offered by FinancialContent Services in August 2001. The decrease in operating losses was due to two factors. The first factor was a decrease of $141,341 in the amortization of goodwill, which was offset in part by an increase in the impairment of goodwill in the amount of $70,826 pursuant to SFAS 142. The second factor was a decrease in product development expenses of $99,041 which was offset slightly by an increase of $23,081 in business development expenses as the company shifted its focus from the research and development of its automated solutions to the implementation of this solution for its new clients. Net cash used in operating activities was $262,016 for the six months ended December 31, 2001 compared to $702,462 for the six months ended December 31, 2000 due to the decrease in operating expenses resulting from consolidating and phasing out of our different initiatives.

Net cash used in investing activities was $6,587 for the six months ended December 31, 2001 compared to net cash used in investing activities of $34,006 for the six months ended December 31, 2000. The decrease was due to the purchases of computer equipment in the first quarter of the year 2000.

Net cash provided by financing activities was $250,000 for the six months ended December 31, 2001 compared to $622,000 for the six months ended December 31, 2000. We are continuing our efforts to raise additional capital. We have obtained an additional $100,000 in debt financing from a related party. Under the Agreement, the Company will receive four payments of $25,000 over a period of four months. The first payment of $25,000 was received by the Company on January 31, 2002. We have also engaged the services of others to assist us in raising additional capital.

Our liquidity and continued existence is dependent on our ability to increase operating revenues and/or raise additional funds through equity and/or debt financing. If additional funds are raised through the issuance of equity securities, then the percentage of ownership of our existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms acceptable to us or at all. If adequate funds are not available or are not on terms acceptable to us, we may be unable to continue our business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities which could have a material adverse effect on our business, financial condition and operating results.

                           PART II - Other Information
                           ---------------------------

Item 1.  Legal Proceedings

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and matters related to nonpayment of debt or fulfillment of obligations. Other than stated below, the Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

On August 26, 2001, the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement had been declared effective within one year after the Investment Agreement was executed by the parties. Under the termination clause of the Investment Agreement, we are required to pay a termination fee in the amount of $200,000.00 as a result of the registration statement not being timely declared effective. We have discussed the status of the Investment Agreement with Swartz and we intend to negotiate terms favorable to each party to resolve this matter. As of February 14, 2002, Swartz has not demanded the termination fee. We have recorded a reserve of $50,000.00 for these potential damages based on probable outcomes to resolve this matter.

Item 2.  Changes in Securities and Use of Proceeds

During the Quarter ending December 31, 2001, we issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On November 26, 2001, we issued 883,017 shares of our unregistered common stock to Gurkan Fidan and Mark Dierolf, in exchange for 1,714,286 shares of the common stock of FinancialContent Services. Through this transaction, FinancialContent Services became a wholly owned subsidiary of the Company.

On November 23, 2001, we issued 1,000,000 shares of our unregistered common stock to Asia Pacific Ventures, a shareholder of the Company and a related party to Wilfred Shaw, an officer of the Company and the chairman of the Company's Board, in exchange for an investment of $100,000. In exchange for the shares, we converted $75,000 of debt to equity and received $25,000 in cash.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On December 16, 2001, the Board approved the 2002 Employee and Officer Retention and Recognition Plan ("Plan"). Under the Plan, 5,000,000 shares of our unregistered common stock may be granted to employees and officers of the Company and its subsidiaries over the next five years. No employee or officer may receive more than 20% of the shares approved for distribution under the Plan. Shares granted to employees and officers under the Plan who do not remain with the Company for one year from the date of the grant will forfeit their shares. On January 16, 2002, we granted 2,072,678 shares to employees and officers under the Plan.

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

                   3.4. Certificate of Amendment of Certificate of Incorporation of Cosmoz Infrastructure Solutions, Inc., Incorporated by reference to Exhibit 3.4 to Form 10QSB, File No.: 000-28377).

  (10) 10.1. Cosmoz.com, Inc. 1999 Stock option plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q, File No.:
                   000-28377)

                   10.2. Owen Naccarato Director's Agreement. (Incorporated by reference to Exhibit 10.2 to Form 10-Q, File No.: 000-28377)

                   10.3. Management and Consulting Agreement Between Us and SharpManagement, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.4. Investment Agreement Between Us and Swartz Private Equity, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.5. Warrant to Purchase Our Common Stock Issued in Connection With the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.6. Registration Rights Agreement issued in connection with the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.7. Warrant Side Agreement Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.8. Commitment Warrant to Purchase Our Common Stock Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.9. Addendum to Management and Consulting Agreement Between Us and SharpManagement, LLC. (Incorporated by reference to Exhibit 10.9 to Form 10KSB, File No.: 000-28377)

                   10.10. Information Statement Pursuant 14c of the Securities Exchange Act of 1934, attached hereto.

                   10.11. Promissory Note dated October 1, 2001 Between Us and Asia Pacific Ventures, attached hereto.

                   10.12. Promissory Note dated October 29, 2001 Between Us and Asia Pacific Ventures, attached hereto.

                   10.13. Subscription Agreement dated November 23, 2001 Between Us and Asia Pacific Ventures, attached hereto.

                   10.14. Subscription Agreement dated November 26, 2001 Between Us and Gurkan Fidan, attached hereto.

                   10.15. Subscription Agreement dated November 26, 2001 Between Us and Mark Dierolf, attached hereto.

                   10.16. Note and Security Agreement dated December 13, 2001 Between Us and Wilfred Shaw, attached hereto.

                   10.17. Promissory Note dated December 30, 2001 Between Us and Asia Pacific Ventures, attached hereto.

                   10.18. 2002 Employee and Officer Retention and Recognition Plan, attached hereto.

  (21) 21.1. List of subsidiaries of registrant. (Incorporated by reference to Exhibit 21.1 to Form 10-K filed September 28, 2000, File No.: 000-28377)

(b) Reports on Form 8-K: Form 8-K filed December 11, 2001

                               Signature
                               ---------


                               FINANCIALCONTENT, INC.

                               By /s/ Wing Yu
                               --------------
                                      Wing Yu
                                      Chief Executive Officer

Date:  February 19, 2002