Form 10QSB
period 2002-03-31
FINANCIALCONTENT INC
filed 2002-05-15
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended 3/31/02.

         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period [n/a].

                        Commission file number: 0-28377

                             FINANCIALCONTENT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                       94-3319536
-----------------------------------                 ----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                         199 California Drive, Suite 207
                           Millbrae, California 94030
                    ----------------------------------------
                    (Address of principal executive offices)

                                 650 / 652-3991
                         ------------------------------
                         Registrant's telephone number)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,753,059.

Part I--Financial Information

Item 1.

                             FINANCIAL CONTENT, INC.
                             -----------------------
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                                 MARCH 31, 2002

                             FINANCIAL CONTENT, INC.
                             -----------------------
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------


                                 MARCH 31, 2002






                                 C O N T E N T S
                                 ---------------



         Consolidated Balance Sheets......................................4 -  5

         Consolidated Statements of Operations.................................6

         Consolidated Statements of Cash Flows.................................7

         Notes to the Financial Statements................................8 - 23

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations.....................24

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND JUNE 30, 2001

                                     ASSETS
                                     ------


                                               March 31, 2002     June 30, 2001
                                               --------------    ---------------
                                                (UNAUDITED)         (AUDITED)
Current Assets:
   Cash and cash equivalents                       $  10,741        $  18,603
   Accounts receivable - trade, net                   21,652            3,598
   Amounts due from officers                          19,962           19,962
   Prepaid expenses                                    2,606            2,606
   Deposits                                            7,519           16,002
                                                   ---------        ---------

     Total Current Assets                             62,480           60,771
                                                   ---------        ---------
Property and Equipment :
   Office furniture                                   12,508           12,508
   Equipment                                         125,329          118,392
                                                   ---------        ---------

     Property and Equipment, cost                    137,837          130,900

   Accumulated depreciation                          (77,251)         (54,560)
                                                   ---------        ---------

     Property and Equipment, net                      60,586           76,340
                                                   ---------        ---------

Other Assets:
   Long-term investments                             204,331          204,331
   Intangible assets, net                              3,000           73,826
                                                   ---------        ---------

     Total Other Assets                              207,331          278,157
                                                   ---------        ---------

        Total Assets                               $ 330,397        $ 415,268
                                                   =========        =========


                  The accompanying notes are an integral part
                         of these financial statements.

                                                                     (continued)

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF MARCH 31, 2002 AND JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   March 31, 2002  June 30, 2001
                                                   --------------  -------------
                                                     (UNAUDTIED)     (AUDITED)
Current Liabilities:
 Accounts payable                                  $    158,169     $    162,895
 Management fees due
   to related party                                     105,000          60,000
 Payroll and taxes payable                                 --            25,616
 Income taxes payable                                     1,800            --
 Other accrued expenses                                  33,645          26,042
 Note payable - related parties                         253,517         108,517
 Notes payable - other                                   14,589          14,589
 Reserve for termination
   of investment agreement                               50,000          50,000
 Accrued expenses - discontinued operations             122,394         122,394
 Reserve for discontinued operations                     60,000          60,000
 Payroll and sales taxes payable -
   discontinued operations                              117,509         117,509
                                                   -------------    ------------
  Total Current Liabilities                             916,623         747,562
                                                   =============    ============

Stockholders' Equity:
 Preferred stock, $0.001 par value;
   50,000,000 shares authorized;
   none issued or outstanding                               --              --
 Common stock, $0.001 par value;
   200,000,000 shares authorized;
   6,681,630 and 1,325,248 issued
   and outstanding, respectively                          6,682          79,514
 Additional paid-in-capital                          14,862,691      14,450,657
 Accumulated other comprehensive loss                   (17,543)        (17,543)
 Accumulated deficit                                (15,438,056)    (14,844,922)
                                                   -------------    ------------

  Total Stockholders' Equity                           (586,226)       (332,294)
                                                   -------------    ------------
    Total Liabilities and Stockholders' Equity     $    330,397     $   415,268
                                                   =============    ============


                  The accompanying notes are an integral part
                         of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                              Three Months Ended March 31,   Nine Months Ended March 31,
                                                  2002             2001          2002            2001
                                              ----------------------------   ---------------------------
                                                       (UNAUDITED)

Revenues:
    Net revenues                               $    86,001    $    18,760    $   215,546    $    31,986
    Costs of revenues                               (5,875)          --          (16,625)          --
                                               -----------    -----------    -----------    -----------
                                                    80,126         18,760        198,921         31,986
                                               -----------    -----------    -----------    -----------
Operating Expenses:
    Business development                            33,690          4,413         73,860          4,413
    Sales and marketing                              8,626         49,900         23,005         90,869
    Product development                              6,996          9,777         12,142        263,311
    General and administrative                     240,421        288,204        598,290        817,431
    Amortization of intangibles                       --           14,522           --          297,204

    Impairment of Goodwill                            --             --           70,826           --
    Amortization and depreciation                    6,053          9,086         22,691         34,864
                                               -----------    -----------    -----------    -----------
        Total operating expenses                   295,786        375,902        800,814      1,508,092
                                               -----------    -----------    -----------    -----------

        Loss from operations                      (215,660)      (357,142)      (601,893)    (1,476,106)
                                               -----------    -----------    -----------    -----------

Other Income (loss):
    Write-down of goodwill                            --             --             --       (1,568,388)
    Asset impairment                                  --         (175,000)          --         (175,000)
    Loss on sale of iTrack.com, Inc.                  --             --             --       (1,039,989)
    Loss on investment                                --             --             --          (14,702)
    Loss on disposal of fixed assets                  --           (6,918)          --           (6,918)
    Interest income                                      3           --              142          6,636
    Dividend income                                   --              179             12          2,126
    Other income                                    25,071           --           25,071           --
    Interest expense                                (8,154)          --          (14,666)        (2,969)
                                               -----------    -----------    -----------    -----------
        Total other income(expense)                 16,920       (181,739)        10,559     (2,799,204)
                                               -----------    -----------    -----------    -----------

    Net loss before taxes                      $  (198,740)   $  (538,881)   $  (591,334)   $(4,275,310)

        Provision for income tax                      (600)          --           (1,800)          --
                                               -----------    -----------    -----------    -----------
           Net loss                               (199,340)      (538,881)      (593,134)    (4,275,310)

    Other comprehensive income:
        Unrealized loss on securities                 --             --             --             --


           Comprehensive loss                  $  (199,340)   $  (538,881)   $  (593,134)   $(4,275,310)
                                               ===========    ===========    ===========  ============


Net loss per share (basic) (Note 1)            $  (0.032)     $  (0.426)     $   (0.143)  $   (3.759)
Net loss per share (diluted) (Note 1)          $  (0.032)     $  (0.426)     $   (0.143)  $   (3.759)

Shares used in per share calculation
- basic                                          6,265,757      1,264,136      4,158,161      1,137,291
                                               ===========    ===========    ===========  =============

Shares used in per share calculation             6,265,757      1,264,136      4,158,161      1,137,291
- diluted                                      ===========    ===========    ===========  =============


                 The accompanying notes are an integral part
                         of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (f/k/a Cosmoz Infrastructure Solutions, Inc.)

                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2002 and 2001


                                                         2002           2001
                                                     ------------   ------------
Operating Activities:
  Net Loss                                           $  (593,134)   $(4,275,310)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating
activities:
     Intangible amortization                                --          297,204
     Amortization and depreciation                        22,691         34,864
     Issuance of common stock for services               139,202        136,900
     Intangible assets impairment charge                  70,826           --
     Write-down of goodwill                                 --        1,568,388
     Asset impairment charge                                --          175,000
     Loss on sale of iTrack.com, Inc.                       --        1,039,989
     Loss on investment                                     --           14,702
     Loss on disposal of fixed assets                       --            6,918

Changes in operating assets and liabilities:
  Accounts receivable - trade, net                       (18,054)         3,259
  Deposits                                                 8,483         26,500
  Prepaid expenses                                          --           61,087
  Accounts payable                                        (4,726)        15,370
  Management fees due to related party                    45,000         45,000
  Reserve for discontinued operations                       --           (8,138)
  Deferred compensation                                     --           85,000
  Accrued liabilities                                    (16,213)       (47,921)
  Other                                                     --            7,343
                                                     -----------    -----------

     Net cash used in operating activities              (345,925)      (813,845)
                                                     -----------    -----------

Investing activities:

  Sale of marketable securities                              --              583
  Proceeds from disposal of property and
  equipment                                                 --           12,819
  Purchases of property and equipment                     (6,937)       (34,589)
                                                     -----------    -----------

     Net cash used in investing activities                (6,937)       (21,187)
                                                     -----------    -----------

Financing activities:
  Sale of common stock                                   125,000        600,000
  Transfer of restricted cash                               --          125,000
  Payments on amounts due to related parties                --           88,517
  Notes payable - related party                          220,000       (150,000)
                                                     -----------    -----------

     Net cash provided by financing activities           345,000        663,517
                                                     -----------    -----------

     (Decrease) in cash and cash equivalents              (7,862)      (171,515)

Cash and cash equivalents, beginning of period            18,603        175,678
                                                     -----------    -----------

Cash and cash equivalents, end of period             $    10,741    $     4,163
                                                     ===========    ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for
     Interest                                        $      --      $      --
                                                     ===========    ===========
     Taxes                                           $      --      $      --
                                                     ===========    ===========
     Conversion of notes payable into common
     stock                                           $    75,000    $   270,000
                                                     ===========    ===========
     Issuance of common stock for services           $   139,202    $   136,900
                                                     ===========    ===========

                 The accompanying notes are an integral part
                         of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002



1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business

Financial Content, Inc. ("Financial Content" or the "Company"), a Delaware corporation, provides financial-related services through its wholly owned subsidiary FinancialContent Services, Inc. ("FinancialContent Services"), a Delaware Corporation (http://www.financialcontent.com).

        o FinancialContent Services is a technology company that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent Services delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent Services is to provide unparalleled value and usability for both content managers and end users; and

Other Company Internet properties include www.monsterquote.com; www.profitwire.com; BuckInvestor.com, Inc. (www.buckinvestor.com); KingFine, Inc. (www.monsterpick.com); iTrack, Inc. (www.itrack.com).; StreetIQ, Inc. (streetiq.com).


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Financial Content, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

B.       Basis of Presentation and Organization (continued)

statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2002, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

In the nine months ended March 31, 2001, the Company received payment in shares of stock, in lieu of cash, from customers who receive services from its ProfitWire Media Group. The Company policy is to sell such securities within three months.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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


H.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three-month periods ended March 31, 2002 and 2001.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at March 31, 2002.


O.       Foreign Currency and International Operations

International operations were discontinued during the year ended June 30, 1999. There were no foreign exchange transactions during the period ended March 31, 2002 and 2001.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

The Company has adopted SFAS 142 effective July 2001, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2001, goodwill approximated $3,000. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests. Any impairment resulting from these transition tests will be recorded as of July 1, 2001, and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment test. An impairment charge of $70,826 was recorded, based on an impairment test performed by the Company.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


2.       Income Taxes

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset.



3.       Investments

At March 31, 2002 and June 30, 2001, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                     Gross         Gross           Gross
                                   Amortized    Unrealized      Unrealized       Estimated
                                      Cost         Gain            Loss          Fair Value
                                  -----------   -----------     -----------     -----------

   Corporate equity securities,
     privately-held               $   204,331   $        --     $        --     $   204,331
                                  -----------   -----------     -----------     -----------


Total                             $   204,331   $        --     $        --     $   204,331
                                  ===========   ===========     ===========     ===========

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002



5.       Common Stock Transactions
         -------------------------

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


Warrants

As of March 31, 2002, the company has outstanding warrants, which are convertible into 106,667 (adjusted for 1-for-60 reverse split) shares of common stock.

Certain warrants (convertible into 40,000 (adjusted for reverse stock split) shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.

On March 12, 2002, the Company issued warrants convertible into 400,000 shares of common stock at an exercise price of $0.25 per share.


Common Stock Issuances

On January 15, 2002, the Company issued 2,072,681 shares of its unregistered, restricted common stock having a market value of $518,170 to three executive officers and other employees, who are also directors of the Company, and to four employees. This distribution was made to secure the services of these officers and employee, and to serve as a continuing incentive to remain with the Company. These shares vest in one year from the date of grant. The Company is recognizing compensation expense over the one-year period.

On January 10, 2002, the Company issued 125,000 shares of its unregistered, restricted common stock to two individuals in lieu of cash that had a market value of $31,250. The Company has included the market value of the shares as compensation expense.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002



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

APV advanced to the Company $20,000 during the year ended June 30, 2001. In October 2001, APV advanced to the Company an additional $75,000. The notes are due on demand and bear an annual interest rate of 12%. In December 2001, APV advanced to the Company $50,000. The note is due on demand and bears an annual interest rate of 12%. During the three-month period ended March 31, 2002, APV advanced to the Company an additional $95,000, and the note bears an interest rate of 12% per annum.


B.       Common Stock Issued to Related Parties

Amounts due related parties that were converted to common stock during the six-month period ended March 31, 2002, are as follows:

                                            Shares                 Amount
                                       -----------------     ------------------

           Amounts due to APV                   750,000      $          75,000
                                       -----------------     ------------------

                                                750,000      $          75,000
                                       =================     ==================

In October 2001, APV purchased 250,000 shares of common stock for $25,000.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002



6.       Related Party Transactions (continued)
         --------------------------------------

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


D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. The payment amount due to Mr. Shaw was reduced to $5,000 per month effective April 1, 2001. This agreement is in effect until April 30, 2002. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of March 31, 2002 and June 30, 2002, SharpManagement is due $105,000 and $60,000, respectively.

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


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

For the three months ended March 31, 2002 and 2001, rent expense was $11,828 and $67,315, respectively.



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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002


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

Management raised additional equity capital during the three-month period ended March 31, 2002, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January and February 2002, the Company obtained additional debt financing from related parties to meet working capital needs.



9.       Equity
         ------

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002



9.       Equity (continued)
         ------------------

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------
                                 MARCH 31, 2002



9.       Equity (continued)
         ------------------

C.       Authorization to Effect a Reverse Stock Split (continued)

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



10.      Employee Stock Grant Plan.
         --------------------------

On December 10, 2001, the Company's board of directors approved the Financial Content, Inc. 2002 Employee and Officer Rentention and Recognition Plan, (the " 2002 Plan"), which authorized a pool of 5,000,000 shares of common stock to be issued according to the 2002 Plan. Shares are granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is determined by senior management and the Board of Directors.

The Board of Directors has granted management the authority to issue shares to employees and consultants of the Company. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
         -------------------------------------------------

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

FinancialContent, Inc., (the "Company") was incorporated in the State of Delaware on October 15, 1996. The Company, through its wholly owned subsidiary FinancialContent Services, Inc. ("FinancialContent Services"), develops and deploys software solutions to meet the content management needs of businesses seeking timely and reliable financial information. Prior to changing our name to FinancialContent our name was Cosmoz.com, Inc. and subsequently Cosmoz Infrastructure Solutions, Inc. While operating under the name Cosmoz.com, Inc. we developed and acquired high profile, high traffic, niche market - Internet related businesses and web based technologies.

Over the course of our last two fiscal years, and in response to the rapid changes in technology and distribution channels related to the Internet, we consolidated our business operations and web based properties, phased out certain operations, and devoted our resources toward building and developing FinancialContent Services.

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

To achieve the growth required to become the preferred integrator of financial data and tools on the Internet, we crafted through FinancialContent Services a smart, scalable platform that is completely self-maintaining unlike any other platform available on the Internet. By thinking of better ways to service the Internet, we have profoundly altered the way financial content is perceived, deployed, and used by online businesses, financial institutions, web design firms, and corporations. As of May 2002, FinancialContent Services, Inc. had deployed Version 2.0 to approximately 120 clients.

Over the last six months, we have been developing an enhanced version of our platform, which we have named Studio 3.0. Studio 3.0 will replace Version 2.0 over a 90-day phase in schedule. We anticipate deploying Studio 3.0 in the calendar quarter ending June 30, 2002. Studio 3.0 will increase the level of user interaction at the control of the client by adding more granular control over the distributed content. The new platform also includes private-label templating, deployment tracking, versioning, SSL Session Encryption, and theft prevention.


Results of Operations for the three and nine months
ended March 31, 2002 and 2001
---------------------------------------------------

Revenues increased to approximately $80,126 and $198,921 for the three and nine months ended March 31, 2002, respectively, from approximately $18,760 and $31,986 for the three and nine months ended March 31, 2001, respectively. This increase in revenues is attributed to the fees generated by FinancialContent Services' licensing agreements. We began charging a recurring licensing fee for the rights to use FinancialContent Services's platform on February 28, 2001.

Business Development. Business development increased to $33,690 and $73,860 for the three and nine months ended March 31, 2002, respectively, from $4,413 for the same periods in the prior year. This increase primarily resulted from investment in the development of the business of FinancialContent Services. This includes fees for Internet hosting, and fees incurred in developing strategic alliances with other Internet companies and content providers.

Sales and marketing. Sales and marketing expenses decreased to approximately $8,626 and $23,005 for the three and nine months ended March 31, 2002, respectively, from approximately $49,900 and $90,869 for the three and nine months ended March 31, 2001, respectively. The decrease in sales and marketing expenditures resulted from a change in our marketing and sales strategy. Our success in marketing and sales comes from our product and services being deployed on the Internet. This type of viral marketing has allowed us to significantly decrease our marketing expenses. We will reevaluate our marketing efforts based on economic performance.

Product development. Product development expenses decreased to $6,996 and $12,142 for the three and nine months ended March 31, 2002, respectively, from approximately $9,777 and $263,311 for the three and nine months ended March 31, 2001, respectively. By the three months ended March 31, 2001, we had consolidated and phased out initiatives requiring significant outlay for product development programs. The decrease is the result of consolidating and phasing out these other initiatives.

General and administrative. General and administrative expenses decreased to approximately $240,421 and $598,290 for the three and nine months ended March 31, 2002, respectively, from approximately $288,204 to $817,431 for the three and nine months ended March 31, 2001, respectively. By the three months ended March 31, 2001, we had consolidated and phased out initiatives requiring significant outlay for general and administrative expenses. The decrease is the result of consolidating and phasing out these other initiatives. We anticipate our general and administrative expenses to increase pro ratably with the growth of our business.

Amortization of intangibles. Amortization of intangible expenses decreased to $0.00 for the three and nine months ended March 31, 2002 compared to $14,522 and $297,204 for the same periods in the prior year, respectively. This decrease is the result of the Company adopting Statement of Financial Accounting Standards ("SFAS") 142 effective July 2001, which will result in the Company no longer amortizing its existing goodwill. For a further discussion on the application of SFAS 142, please see the section entitled Recent Accounting Pronouncements in
Part 1.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $6,053 and $22,691 for the three and nine months ended March 31, 2002, respectively, from approximately $9,086 and $34,864 for the three and nine months ended March 31, 2001, respectively. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Impairment of Goodwill. Impairment of goodwill was $0.00 and $70,826 for the three and nine months ended March 31, 2002, respectively, as compared to $0.00 for the three and nine months ended March 31, 2001. Effective July 2001, the Company adopted SFAS 142. As a result, in the nine months ended March 31, 2002, we impaired the goodwill of our Internet properties from $73,826 to $3,000. The impairment of the goodwill of these properties is consistent with our current business model. We use our Internet properties as showcase and demonstration sites for FinancialContent Services. We estimate the cost to set up these Internet sites to support FinancialContent Services would be approximately $3,000, and we have adjusted the goodwill accordingly. We do not anticipate impairing the goodwill of these Internet properties any further.

Other income (loss). Net other income was approximately $16,920 and $10,599 for the three and nine months ended March 31, 2002, respectively, as compared to net other loss of $181,739 and $2,799,204 for the three and nine months ended March 31, 2001, respectivley. The decrease is the result of no asset impairment charges and no write-down of goodwill for the nine months ended March 31, 2002, as compared to a $175,000 pre-tax asset impairment charge on our Internet properties, a $1,568,388 write-down of goodwill, and a $1,039,989 loss on the sale of iTrack.com, Inc during the nine months ended March 31, 2001. We recognized other income as a result of $25,071 in cancellation of debt income from settlements with trade creditors.

Income Taxes. As stated previously, we have not recorded our income tax benefit of approximately $4 million primarily due to loss carry forwards from continuing operations. Net operating loss carryforwards of approximately $11 million may be used to offset future United States income taxes and which begin to expire in 2019. A valuation allowance was recorded due to the uncertainty surrounding the realization of deferred tax assets.

Liquidity and Capital Resources

Our revenues have been insufficient to cover cost of revenues and operating expenses. Therefore, we have been dependent on private placements of common stock securities and loans from private investors. In addition, there can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund our operating needs. If adequate funds are not available or are not on terms acceptable to us, we may be unable to continue our business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities which could have a material adverse effect on our business, financial condition and operating results.

On March 31, 2002, we had assets of $330,397 compared to $415,268 on June 30, 2001. The decrease is the result of the write down of goodwill of our Internet properties of $70,826 pursuant to SFAS 142 adopted by the Company in July 2001. The Company had a total stockholders' equity of negative $586,226 on March 31, 2002 compared to stockholders equity of negative $332,294 on June 30, 2001, a decrease of $253,932.

As of March 31, 2002, our working capital position decreased $167,352 from a negative $686,791 at June 30, 2001 to a negative $854,143, primarily as a result of an increase in notes payables to related parties of $144,640 and in management fees due to related party of $45,000, offset by a decrease of payroll and taxes payable of $25,616 and increase in accounts receivables of $18,054.

Net cash provided by financing activities was $345,000 for the nine months ended March 31, 2002 compared to $663,517 for the nine months ended March 31, 2001. We are continuing our efforts to raise additional capital.


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

On August 26, 2001, the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement had been declared effective within one year after the Investment Agreement was executed by the parties. Under the termination clause of the Investment Agreement, we are required to pay a termination fee in the amount of $200,000.00 as a result of the registration statement not being timely declared effective. We have discussed the status of the Investment Agreement with Swartz and we intend to negotiate terms favorable to each party to resolve this matter. As of May 10, 2002, Swartz has not demanded the termination fee. We have recorded a reserve of $50,000.00 for these potential damages based on probable outcomes to resolve this matter.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None



Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

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

                   3.4. Certificate of Amendment of Certificate of Incorporation of Cosmoz Infrastructure Solutions, Inc., (Incorporated by reference to Exhibit 3.4 to Form 10QSB, File No.: 000-28377).

  (10) 10.1. Cosmoz.com, Inc. 1999 Stock option plan. (Incorporated by reference to Exhibit 10.1 to Form 10-Q, File No.:
                   000-28377)

                   10.2. Owen Naccarato Director's Agreement. (Incorporated by reference to Exhibit 10.2 to Form 10-Q, File No.: 000-28377)

                   10.3. Management and Consulting Agreement Between Us and SharpManagement, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.4. Investment Agreement Between Us and Swartz Private Equity, LLC. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.5. Warrant to Purchase Our Common Stock Issued in Connection With the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.6. Registration Rights Agreement issued in connection with the Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.7. Warrant Side Agreement Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.8. Commitment Warrant to Purchase Our Common Stock Issued in Connection With Investment Agreement Between Us and Swartz. (Incorporated by reference to Exhibit 10 to Form S-1 filed August 24, 2000, File No.: 333-44406)

                   10.9. Addendum to Management and Consulting Agreement Between Us and SharpManagement, LLC. (Incorporated by reference to Exhibit 10.9 to Form 10KSB, filed September 28, 2001 File
                   No.: 000-28377)

                   10.10. Information Statement Pursuant 14c of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit
                   10.10 to Form  10QSB,  filed  February  19,  2002,  File No.:
                   000-28377).

                   10.11. Promissory Note dated October 1, 2001 Between Us and Asia Pacific Ventures (Incorporated by reference to Exhibit
                   10.11.  to Form 10QSB,  filed  February 19,  2002,  File No.:
                   000-28377).

                   10.12. Promissory Note dated October 29, 2001 Between Us and Asia Pacific Ventures (Incorporated by reference to Exhibit
                   10.12.  to Form 10QSB,  filed  February 19,  2002,  File No.:
                   000-28377).

                   10.13. Subscription Agreement dated November 23, 2001 Between Us and Asia Pacific Ventures (Incorporated by reference to
                   Exhibit 10.13.  to Form 10QSB,  filed February 19, 2002, File
                   No.: 000-28377).

                   10.14. Subscription Agreement dated November 26, 2001 Between Us and Gurkan Fidan (Incorporated by reference to Exhibit
                   10.14.  to Form 10QSB,  filed  February 19,  2002,  File No.:
                   000-28377).

                   10.15. Subscription Agreement dated November 26, 2001 Between Us and Mark Dierolf (Incorporated by reference to Exhibit
                   10.15.  to Form 10QSB,  filed  February 19,  2002,  File No.:
                   000-28377).

                   10.16. Note and Security Agreement dated December 13, 2001 Between Us and Wilfred Shaw (Incorporated by reference to
                   Exhibit 10.16.  to Form 10QSB,  filed February 19, 2002, File
                   No.: 000-28377).

                   10.17. Promissory Note dated December 30, 2001 Between Us and Asia Pacific Ventures(Incorporated by reference to Exhibit
                   10.17.  to Form 10QSB,  filed  February 19,  2002,  File No.:
                   000-28377).

                   10.18. 2002 Employee and Officer Retention and Recognition Plan (Incorporated by reference to Exhibit 10.18. to Form 10QSB, filed February 19, 2002, File No.: 000-28377).

                   10.19. Convertible Promissory Note dated January 31, 2002, attached hereto.

                   10.20. Promissory Note dated April 30, 2002, attached hereto.

                   10.21. Form of Warrant Issued to Larry Tint dated March 12, 2001, attached hereto.

                   10.22. Form of Warrant Issued to Owen Nacarrato dated March 12, 2001, attached hereto.

  (21) 21.1. List of subsidiaries of registrant. (Incorporated by reference to Exhibit 21.1 to Form 10-K filed September 28, 2000, File No.: 000-28377)

(b) Reports on Form 8-K: None

                               SIGNATURE
                               ---------


                               FINANCIALCONTENT, INC.

                               By /s/ Wing Yu
                               ------------------------------
                                      Wing Yu
                                      Chief Executive Officer

Date:  May 15, 2002