Form 10KSB
period 2002-06-30
FINANCIALCONTENT INC
filed 2002-10-15
CIK 1100360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------

(Mark  One)
[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934. For the fiscal year ended June 30, 2002.

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934.  For  the  transition  period  from ____________ to
    ___________.

                         Commission file number 0-28377
                                   ----------

                             FINANCIALCONTENT, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         94-3319536
------------------------------------                   ----------------------
  (State or other jurisdiction of                      (I.R.S. employer
  incorporation  or  organization)                     identification number)

400 Oyster Point Boulevard, Suite 435, So. San Francisco, CA        94080
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone number, including area code: (650) 837-9850

Securities  registered  under  12(b)  of  the  Exchange  Act:    None

Securities  registered  under  Section  12(g)  of  the  Act:     Common  Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

The issuer had revenues of $289,806 for the fiscal year ended June 30, 2002.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2002 was approximately $186,768 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2002, 6,735,059 shares of the issuer's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy to security holders dated October 15, 2001: Part III The Company's Proxy to security holders dated February 7, 2001; Part III The Company's report on Form 8-K dated December 11, 2001: Items 6 and 7

Transitional  Small  Business  Disclosure  Format     Yes [ ]  No  [X]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Business  Development
---------------------

We were incorporated in the State of Delaware on October 15, 1996, as MIS International, Inc., which merged with MIS Multimedia Interactive Services, Inc., a Canadian Corp., on July 1, 1997. We changed our name to Cosmoz.com, Inc. on December 17, 1998. On January 5, 2000, we acquired Ivory Acquisition Corporation, a fully reporting blank check company. Following the acquisition, we thus became the reporting company under Rule 12g-3 of the Securities Exchange Act of 1934. On January 5, 2001, we changed our name to Cosmoz Infrastructure Solutions, Inc.

On November 13, 2001, we did the following four things:

1. We acquired the minority owned shares of our subsidiary FinancialContent Services, Inc.;

2. We changed the name of the Company to FinancialContent, Inc. from Cosmoz Infrastructure Solutions, Inc.;

3. We changed our NASDAQ OTCBB symbol to "FCON" from "CMOZ"; and 3. We reverse split our common stock at a ratio of one (1) for sixty (60).

MIS Multimedia Interactive Services, Inc. and its subsidiaries, Pretzel Franchising, Inc. and Wheel-to-Wheel Franchising, Inc., all Canadian
Corporations, were engaged in the business of operating retail stores and selling franchise licenses. We ceased all Canadian operations by January 1, 1999. In early 1999, concurrently with our name change to Cosmoz.com and the termination of our Canadian operations, we changed our business model and became an accelerator/incubator company that developed and acquired Internet companies.

We provided strategic consulting, business services and seed capital to emerging companies that were developing Internet web sites or web-enabling technologies. We also showcased our portfolio of holdings through a consumer-friendly marketing portal.

During the fiscal year ending 2001 in response to the rapid changes in technology and distribution channels related to the Internet, we consolidated our business and web based technologies, phased out other operations, and devoted our resources toward building and developing FinancialContent Services, Inc., ("FinancialContent Services"), a subsidiary of the Company.

We incorporated FinancialContent Services in the State of Delaware on May 10, 2000 under the name FinancialContent.com, Inc. FinancialContent Services soon began providing financial content to websites through its unique modular distribution format on a no fee basis. By February 2001, approximately 1,000 websites were receiving financial information and news from FinancialContent Services. In February of 2001, FinancialContent Services announced the commercial launch of Version 2.0 and began converting existing clients to the paid service and soliciting new paying clients. We changed our name to FinancialContent, Inc. to reflect the consolidation of our Internet properties, our current business model, and our total commitment to and 100% ownership of FinancialContent Services.

Business of Issuer
------------------

Through the auspices of FinancialContent Services, FinancialContent provides a turnkey content management and delivery system that streamlines the process of aggregating and integrating content into any platform. FinancialContent assumes responsibility for securing and arranging content feeds. The Company also takes care of the normalization of disparate data formats into XML, thereby ensuring data integrity.

FinancialContent offers a suite of financial data and tools for clients seeking speed of deployment, simplicity, and reasonable pricing. The Company has dramatically improved the process of integrating and aggregating financial data by reducing implementation into a non-technical task. Through FinancialContent, clients have access to the data within hours rather than weeks or months.

FinancialContent facilitates the process by which clients secure all the necessary rights and licenses relating to the use of financial data. Clients have access to a wide range of content included in the standard service as well as a wide range of premium content available a la carte. The product offering currently includes stock quotes, company news, SEC filings, company profiles, economic data, import/export data, interest rates, treasury summaries, currency data, patent filings, and more.

FinancialContent also offers customization services and optimized deployment for customers with an existing Internet, intranet, or legacy infrastructure and with greater security and bandwidth needs. Such customization services are offered on a contract basis and come with the same aggressive implementation schedule, supporting documentation, and reliable service. Customization services are also handled on behalf of resellers and enterprise information portal service providers.

Content currently available for deployment includes:

Quotes and Charts:
o   Delayed stock quotes
o   Stock charts (historical)
o   Delayed SEC filings
o   Company profiles
o   Market snapshots
o   Watch list
o   Portfolio manager
o   Market movers
o   Scrolling Ticker
o   Symbol Lookup

News and Commentary
o   Company news
o   Market commentary
o   Top stories
o   Scrolling news

Miscellaneous
o   Investment glossary
o   Market humor
o   Market polls
o   Calculators
o   Discussion boards

Content in the development pipeline or securable through content sellers includes:
o   Real-time stock quotes
o   Filtered news
o   Real-time SEC filings
o   Technical analysis charts
o   Advanced company profiles
o   3rd party research reports
o   Earnings and estimates schedule
o   Insider trading information
o   Currency conversion tables
o   Government economic indicators
o   Industry news from over 5000 sources categorized into over 100 categories

FinancialContent offers its product line through a Standard Package, an IR Package and Individual Solutions. The Standard Package consists of the 15 most popular content modules. The IR Package provides public companies a cost effective method for placing investor relations content on their website, including company specific stock quotes, SEC filings and press releases. Individual Solutions include upgrades to premium content, and customization services and optimized deployment for clients with existing Internet, intranet, or legacy infrastructure, and with greater security and bandwidth needs.

FinancialContent also empowers clients with a toolkit that truly enables the customization of content. Clients can select from a set of templates, or build custom components to create their own templates. FinancialContent guarantees standard integration in under a week. Average deployment time for the current client base is under two business days.

From the client's perspective, the benefits of using FinancialContent include:
o   usage-based pricing
o   true "click-and-publish" customization capabilities
o   intuitive, seamless integration
o   fully-branded hosted solutions
o   reliable, scalable infrastructure
o   speed to market
o   outstanding customer support

The FinancialContent platform is a feature-rich, highly-scalable architecture that empowers clients with granular control over content, layout and presentation with changes updated in real-time. Clients have access to an online toolkit with control of both the private-label output and JavaScript modules that drive traffic to the private-label output. These modules can be deployed quickly and seamlessly to match the "look and feel" of any web or enterprise environment.

FinancialContent aggregates content from multiple sources and normalizes the data into XML. Using server-side XSLT, the content is dynamically parsed to meet the client's layout and presentation requirements.

FinancialContent essentially packages financial data into discrete, manageable, interactive content modules that are delivered through an automated online platform or embedded into 3rd party enterprise environments. The content may be static or dynamically categorized, filtered, searchable, and enabled for web or wireless alerts. The content may also be personalized by individuals or customized by content administrators.

The online toolkits, made available to clients deploying Studio 3.0, control both the private-labeled output and JavaScript content modules that link to the private-labeled page. These modules can be deployed quickly and seamlessly to match the "look and feel" of the client's website or enterprise environment. The client never has to worry about administration or upkeep of the infrastructure because FinancialContent hosts both the content module and the private labeled page.

Version  3.0 of  FinancialContent  offers  the  following  features:
o   Enhanced granular  customization  over all  visual and data  elements
o   Template  driven customizable Private Label Pages
o   Ability to manage  multiple  deployments  or accounts

o   Ability  to save and edit  multiple  versions  of your  solution
o   Extensible  framework using industry standard XML and XSLT
o   Java-based  backend optimized for robust deployment
o   Fully modular architecture
o   Fully scalable to accommodate new or custom content
o   Fastest and most reliable  infrastructure on the market

FinancialContent currently deploys its private label solution across a client base of over 120 global companies maintaining either online presence and/or intranet platforms. The Company sells its services directly to businesses, which in turn conduct business as retail financial channels, subscription services, internal knowledge databases, value-added design services, and investor relations packages. Clients pay a modest setup fee, followed by monthly subscription fees based on usage. FinancialContent has maintained a 95% client retention rate since its commercial launch in February 2001. FinancialContent also assists clients with business development opportunities, such as introductions to sponsors and co-marketing and/or reselling of end applications and web destinations.

The client base represents a cross-section of many online businesses, including financial services providers, and new media publishers. FinancialContent also works with clients to re-package its product into a bundle of services specific to their respective customers. At this time, sample clients include:

o   Adobe Europe - corporate intranet
o   Bayer Corporation - international health care and chemicals group
o   BlackEnterprise - black entrepreneur publication and online community
o   Entrust Capital - investment firm
o   eMap - European publisher and Media Company
o   Granite Bank - regional bank
o   Internet Wire - company news distributor and multimedia syndicator
o   Jackson State Bank - regional bank
o   San Mateo Daily Journal - print media
o   Transamerica Financial Institutions - financial services provider
o   WallSt.net - investor website

FinancialContent's objective is to be the industry's preferred integrator of financial data and tools. Key elements of the company's strategy include:

    o FinancialContent targets businesses in industries that require robust online market analysis tools and financial information on their web sites. The Company has developed and will continue to develop content packages targeting specific industries. The Company focuses its sales and marketing efforts across many sectors, including, but not limited to, traditional and online brokerage firms, commercial banks, asset managers, web portals, media companies, electronic communication networks, and insurance companies.

    o FinancialContent intends to develop and market innovative products and services to attract and retain clients. The company plans to migrate its JavaScript-based editor to a pure Java version to ensure compatibility with the latest browsers. The Company continuously develops new delivery and caching systems to maximize the scalability and availability of the data delivery service.

    o FinancialContent intends to accelerate its sales and marketing efforts and technology development, and gain access to compelling content, applications and functionality, through strategic alliances. The Company will consider mergers and or acquisitions of businesses that can complement its products and services, provide access to new markets, and increase profit margins.

FinancialContent focuses its sales and marketing efforts on five key online services markets, as well as targeting the estimated 40,000 to 50,000 businesses that are ready to deploy financial information across their enterprise.

    o Internet portals and new media companies either create proprietary content or aggregate content from various sources to attract and retain visitors. Most of these sites include financial content as one of the key content elements included for this purpose. Many of these sites prefer to have a solution that can be private labeled with relative ease.

    o Major corporations are increasingly using intranet software, called enterprise information portals (EIPs), to manage widely-dispersed content that is generated internally or secured from 3rd party providers. EIPs are designed to maintain control, ensure security, and improve productivity for its users. EIPs generally target customers in specific vertical or industry niches, such as telecommunications providers, legal firms, and insurance companies. The financial content components are outsourced by the EIPs to companies like FinancialContent to leverage the company's expertise in financial data management.

    o Many financial services firms, including brokerages, commercial banks and credit unions are beginning to offer full scope financial portals and brokerage services. Banks in particular are developing more comprehensive financial solutions for their consumers and will expand their offerings to include investment financial information and analytical tools. FinancialContent is able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

    o These companies typically have an established web presence and license specific applications and functionality. The business objective of these clients is to differentiate themselves with a more compelling user experience or by offering a more cost effective data solution for its advisors. FinancialContent is able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

    o Most corporations maintain an investor relations webpage on their website. Typically, these investor relations pages include general stock quotes, press releases and other miscellaneous data. Other opportunities for deployment may come from Congress and the SEC which are both proposing the mandatory disclosures of financial reports on the corporate websites of companies with publicly traded and listed stock. FinancialContent offers a fully customizable and content specific investor relations webpage solution for those company's that desire, and who may be required, to display company specific financial information to individuals and investors browsing their corporate website.

FinancialContent currently employs six full time employees and three part time employees.

ITEM  2. DESCRIPTION  OF  PROPERTY

Our corporate operations are currently conducted at the same location as FinancialContent Services' operations, which are located in a leased office space located in South San Francisco, California. The facility is approximately 2,903 square feet and is leased at $4,354.50 per month.

ITEM  3. LEGAL  PROCEEDINGS

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

ITEM  4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

None.

                                     PART II

ITEM  5. MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

The Company's Common Stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "FCON". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending June 2001                LOW    HIGH
                                           =====  =====
Quarter Ending September 30, 2000          9.38   24.38
=================================          =====  =====
Quarter Ending December 31, 2000            .94   10.31
---------------------------------          -----  -----
Quarter Ending March 31, 2001              1.88    5.62
---------------------------------          -----  -----
Quarter Ending June 30, 2001               1.80    3.60
---------------------------------          -----  -----

Fiscal Year Ending June 2002                LOW    HIGH
                                           =====  =====
Quarter Ending September 30, 2001           .60    1.80
=================================          =====  =====
Quarter Ending December 31, 2001            .20    1.20
---------------------------------          -----  -----
Quarter Ending March 31, 2002               .25     .65
---------------------------------          -----  -----
Quarter Ending June 30, 2002                .30     .35
---------------------------------          -----  -----

(All low and high prices quoted adjusted for one for sixty reverse stock split effective November 13, 2001.)

To date, the Company has not declared or paid dividends on its Common Stock.

As of June 30, 2002, there were approximately 169 shareholders of record (in street name) of the company's Common Stock.

Equity Compensation Plan Information
------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                Number of securities to be   Weighted -average exercise   Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        uture issuance under
Plan Category                   warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))

                                         (a)                           (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not   5,000,000                    n/a                          2,802,319
approved by security holders
----------------------------------------------------------------------------------------------------------------------

During the most recently completed fiscal year, the Board of Directors approved FinancialContent's 2002 Employee and Officer Retention and Recognition Plan whereby a board elected compensation committee may grant employees and officers of the Company shares of common stock. The plan is a non-statutory plan under the Internal Revenue Code and the sttck issued thereunder is not registered. No one employee or officer may receive more than 20% of the shares authorized under the plan.

Sale  of  Unregistered  Stock
-----------------------------

During the fiscal year ended June 30, 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:
(1) 1,275,463  shares of common stock were issued for  $100,000.00;  (2) 250,000 shares of our common stock were issued for $25,000.00; (3) 2,197,681 shares of our common stock were issued pursuant to FinancialContent's 2002 Employee and Officer Retention and Recognition Plan valued at $518,170.00; (4) 125,000 shares of our common stock were issued for other compensation valued at $31,250.00; and
(5) 71,429 shares or our common stock were issued for consulting services valued at $28,572.00. (6) We also issued warrants to purchase 400,000 shares of our common stock for a total purchase price of $100,500.00 exercisable for two years for consulting and professional services. (7) We converted $75,000 in notes payable into 750,000 restricted shares of common stock.

During the fiscal year ended June 30, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as Regulation S as follows: (1) 250,000 shares of common stock were issued as consideration for services provided by SharpManagement, LLC valued at $360,000.00; and (2) 16,667 shares of common stock were issued for sales services valued at $60,000.00 which shares we subsequently cancelled.

During the fiscal year ended June 30, 2000, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S as follows: (1) 2,500 shares of common stock were issued in connection with the acquisition of MB Technologies, Inc., (2) 20,425 shares of common stock were issued in connection with the acquisition of iTrack.com, Inc., (3) 6,667 shares of common stock were issued in connection with the acquisition of iTrack.com, Inc., (4) 4,167 shares of common stock were issued for services incident to our merger with Ivory Acquisition Corp., (5) 50,505 shares of our common stock were issued for $1,000,000; (6) and 32,667 shares of our common stock were issued for consulting services valued at $2,989,600.

(Number of shares issued above are adjusted for 1 for 60 reverse stock split effective November 13, 2001.)

To date, the Company has not declared or paid dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

For an overview of the Company and its operations, please see the section entitled "Description of Business" in Part 1.

Intangible assets impairment recognized as a result of our financial condition and operating results. During the year ended June 30, 2001, we recorded an intangible asset write down of $3,083,817 of primarily goodwill, which substantially reduced all remaining goodwill associated with our internal properties (BuckInvestor, MB Technologies, iTrack and StreetIQ). During the year ended June 30, 2002, we recorded an additional intangible asset write down of $70,826. We have changed our operating focus, thus our various web properties ae now used to demonstrate the Internet content services we offer. We determined the goodwill of these properties to be impaired based on our inability to generate future operating income from these properties. Furthermore, anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. Prior to December 2000, goodwill was being amortized using the straight-line method over seven years. The write-down of goodwill and other intangible assets, in the amount of $3,083,817 and $70,826 for the years ended June 30, 2001 and June 30, 2002, respectively, is included as a separate component of operating expenses and as a cumulative change in accounting principle. Effective July 1, 2001, we adopted SFAS 142 ("Gooodwill and Other
Intangible Assets"). We have set our measurement date to be April 1st for calculating intangible asset impairment.

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

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2002, we had a net loss of $1,072,306. We believe that we will continue to incur operating losses and negative cash flow for the foreseeable future. In addition, we believe that as a result of the evolving nature of our business and our limited operating history, period-to-period comparisons of our revenues and operating results are not meaningful and should not be relied upon as indicators of future performance.

Results of Operations for the fiscal years ended June 30, 2002 and 2001

Results of Operations for the fiscal years ended June 30, 2002 and 2001

Revenues increased from approximately $156,000 in the year ended June 30, 2001 to $290,000 in the year ended June 30, 2002. In the year ended June 30, 2002, our only source of income was from FinancialContent Service's subscription based fees and customization charges. During the year ended June 30, 2001, FinancialContent Services only started earning subscription based fees during our third quarter and only $67,000 of the revenues for that fiscal year were attributable to FinancialContent Services subscription based fees. The income we earn from FinancialContent Services' is dependable and we believe has a strong prospect for sustained future growth.

Cost of revenues. Cost of revenues increased slightly to approximately $23,000 in the year ended June 30, 2002 from $19,000 in the year ended June 30, 2001 as a result of an increase in the number of clients and increased usage of our services provided through FinancialContent Services.

Sales and marketing. Sales and marketing expenses decreased to approximately $28,000 for the year ended June 30, 2002 from approximately $51,000 for the year ended June 30, 2001. The primary reason for the decrease resulted from the reduction of staffing in sales and marketing from our former operations being reduced (advertising revenue) through our fiscal year ended June 2001. We anticipate our sales and marketing expenses to increase in the future as we expand our sales and marketing efforts, including increases resulting from trade shows appearances and sales calls.

Product development. Product development expenses decreased to approximately $100 for the year ended June 30, 2002 from approximately $52,000 for the year ended June 30, 2001. The decrease was the result of decrease in product development personnel and other related expenses, (e.g. technical consultants) from our former operations phased out through our fiscal year ended June 2001.

Business development. Business development expenses decreased to approximately $103,000 for the year ended June 30, 2001 from approximately $234,000 for the year ended June 30, 2001. The decrease was the result of decrease in business development personnel and other related expenses from our former operations phased out through our fiscal year ended June 2001. Our website content fee increased by $102,000. We anticipate the acquisition cost of website content to increase in the future as demand for new product offerings and usage increases and third party data providers look to create new revenue streams.

General and administrative. General and administrative expenses increased to approximately $1,060,000 for the year ended June 30, 2002 from approximately $847,000 for the year ended June 30, 2001. The increase was the result of an increase in our operations and staff. We anticipate with future growth general and administrative expenses will continue to increase.

Amortization of intangibles. Amortization of intangibles expenses decreased to $0 for the year ended June 30, 2002 from approximately $283,000 for the year ended June 30, 2001. We adopted the provisions SFAS 142 ("Goodwill and Other
Intangibles"), which resulted in us having to record an impairment charge of $70,826. This charge was reported as a cumulative change in accounting principle. Intangible asset impairment in the previous fiscal year was related to the impairment of various acquisitions of Internet properties in prior years recorded under the purchase method in accordance with the provisions of APB 16.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $29,000 for the year ended June 30, 2002 from approximately $42,000 for the year ended June 30, 2001. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $45,000 for the year ended June 30, 2002 as compared to net other loss of $144,000 for the year ended June 30, 2001. The decrease in loss resulted from the decrease of loss on disposal of property and equipment and the increase of other income offset by interest expense of $39,000 accumulating on the notes payables.

Liquidity and Capital Resources.

To date, we have financed our operations primarily through the revenues earned by FinancialContent Services and equity and debt financing. As of June 30, 2002, we had approximately $6,060 of cash, cash equivalents and short-term investments, and working capital deficit of $1,096,334. The working capital deficit increased from $409,543 from the previous fiscal year as a result of the increase of notes payable to related parties, an increase of payroll and payroll taxes payable, and an increase in other accrued expenses.

Net cash used in operating activities was $396,780 for the year ended June 30, 2002 compared to $822,165 for the year ended June 30, 2001. The cash used during these periods was attributable to net operating losses of $1,072,306 in 2002 and primarily attributable to net operating losses of $4,606,389 in 2001. Net cash used in operating activities for the year ended June 30, 2002 of $396,780 resulted from net losses, the decrease in accounts payable, accounts receivable and an increase in prepaid expenses. These amounts were offset by an increase of compensation expense on warrants granted, issuance of common stock for services, payroll and taxes payable, accrued liabilities, and accrued expenses.

Net cash used in operating activities for the year ended June 30, 2001 was $822,165 and resulted from net losses, and decreases in accounts receivable. These amounts were partially offset by an increase of accrued expenses, security deposits required for a new office and non-cash charges. Losses in 2002 principally related to general and administrative expenses. Losses in 2001 principally related to the write down of the Company's Internet properties in addition to operating expenses.

Net cash provided by (used in) investing activities was ($9,253) in 2002 compared to cash provided by investing activities of $106,574 in 2001. Cash provided in 2001 primarily related to release of restricted cash of $125,000 on deposit as collateral for the letter of credit required pursuant to the lease agreement of our office facility, sale of marketable securities of $3,344, and the net of capital expenditures and equipment disposal of $21,770. Capital expenditures of $9,253 in 2002 includes the purchase of computer equipment to support our infrastructure.

For the year ended June 30, 2002, we generated net proceeds from financing activities of $391,592. For the year ended June 30, 2001, we generated net proceeds from financing activities of $558,517. We generated cash primarily through the sale of our common stock.

Our future capital requirements depend on numerous factors, including continuing and growing market acceptance of the service offered by FinancialContent Services, and the timing and rate of expansion of FinancialContent Services' business. We have experienced substantial decreases in our expenditures since June 30, 2000 consistent with our smaller operations and less personnel. We believe that our expenditures have leveled off and will begin to increase in the foreseeable future consistent with the future growth of our businesses. Our continued existence is dependent upon our ability to increase operating revenues and/or raise additional equity and/ or financing. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders may result.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. The company's continued existence is dependent upon its ability to increase operating revenues and/or raise money from equity and debt financing.

In view of these matters, we believe the business of FinancialContent Services provides a realistic opportunity for the company to achieve profitability. The Company's continuing investment of time and money on the business of FinancialContent Services will improve the Company's cash flow, profitability and ability to raise additional capital so that it can meet its strategic objectives.

We have previously relied on equity and debt financing to fund operations. Our reliance on equity and debt financing will continue. We are currently in the process of negotiating additional equity financing with potential investors.

ITEM  7.  FINANCIAL  STATEMENTS

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM  9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLI-
ANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE ACT

The Company's current officers and directors consist of the following persons:

NAME                       AGE      OFFICE                         SINCE
------------------        ----      ---------------------------    -----
Wilfred Shaw               32       Chairman and CSO               1996
Owen M. Naccarato          51       Director                       1999
Wing Yu                    33       Director and CEO               2000
Gregg Fidan                26       Director and V.P. Bus. Dev.    2001

Mr. Shaw, our Chairman and Chief Strategy Officer and former Chief Executive Officer, has spent the last 10 years in the venture capital and investment industries serving as Vice President of Business Development at Intertech Group, a conglomerate of small companies based in Asia. He also worked as Vice President of Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay Area. Wilfred Shaw has been our chairman of the board of directors since our formation. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Strategy Officer. Mr. Shaw owns SharpManagement.com, LLC. Mr. Shaw earned his Bachelor of Arts in Economics degree at Saint Mary's College.

Mr. Yu, a Board member and our Chief Executive Officer and our former Chief Operating Officer, co-founded several web-based businesses, which were acquired by the Company in the late 1990s. His experience includes the development and management of leading online investment communities. Previously, he was an educator, a technology grant coordinator, and a software developer. He holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology.

Mr. Naccarato, our outside Board member, has held various operating positions, including Chief Financial Officer for Bikers Dream, Inc. a NASDAQ traded motorcycle assembler and parts distributor and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant.

Mr. Fidan, a Board member and Vice President of Business Development, co-founded BuckInvestor.com, a leading investment guide for long-term investors. The Company acquired BuckInvestor.com, Inc. in 1999. Mr. Fidan has received recognition in such leading publications as Money Magazine, Bloomberg, Online Investor, and CNBC.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
--------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2002, Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except one not filed by Asia Pacific Ventures.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended June 30, 2002 and 2001, respectively, to the Company's Chief Executive Officer, Vice President, and Chief Strategy Officer during such period.


                                                 Summary Compensation Table
Executive  Compensation:
--------------------------------------------- -----------------------------------------------------------------
Annual Compensation                                                       Long-term Compensation
                                                                          Awards                     Payouts
--------------------------------------------- -------------------------   -------------------------- ----------
Name and principal    Year     Salary       Bonus      Other annual       Restricted      SARs       LTIP       All other
position                                               compensation       stock awards               payouts    comp.
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wing Yu, CEO          2002     $72,000      0          0                  $103,506        0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wing Yu,              2001     $120,000     0          0                  0               0          0          0
COO/CEO
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Gurkan Fidan, VP      2002     $43,750      0          0                  $62,461         0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Gurkan Fidan, VP      2001     $8,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wilfred Shaw, CSO     2002     $63,600      0          0                  $232,212        0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wilfred Shaw,         2001     $60,000      0          0                  0               0          0          0
CEO/CSO
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------


Employment  Agreements
----------------------

Wilfred Shaw: The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred

Shaw. The Company issued 15,000,000 shares of its common stock as payment for management services provided to the Company, which were valued at $360,000 to pay for services provided through December 31, 2000. The Company renewed the consulting contract with SharpManagement, LLC at a reduced fee of $5,000.00 per month commencing on April 1, 2001. Mr. Shaw has not received any compensation under this agreement for the last two fiscal years. Under a separate agreement, the Company pays Mr. Shaw $3,600.00 annually.

Wing Yu: Wing Yu, a director, was promoted to chief operating officer on May 11, 2000. He originally earned an annual salary of $120,000.00, and received a signing bonus of $6,800.00. However, during the fiscal year ending June 30, 2001, Mr. Yu accepted wages commensurate with a $72,000 per year salary. The Company recently renegotiated Mr. Yu's employment contract. Commencing July 1, 2001, Mr. Yu's contract was amended to reflect the salary he was actually paid of $72,000.00 and was promoted to Chief Executive Officer. Upon joining the Company, Mr. Yu was granted options to purchase 100,000 shares of our common stock for $.0.594 vesting over 4 years in allotments of 25,000 shares per year.

Compensation  of  Directors:

Directors receive no remuneration for their services as directors at this time. In March 2002, we issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.25 per share to Mr. Naccarato. The Company has adopted no retirement, pension, profit sharing or other similar programs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2002 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Title of Class    Name and Address            Shares Beneficially   Percent (2)
of Class (1)                                  Owned (1)
--------------------------------------------------------------------------------
Class A Common    Wing Yu                           416,942             6.01%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Wilfred Shaw(3)                   2,229,765          32.15%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080

--------------------------------------------------------------------------------
Class A Common    Asian Pacific Ventures            1,100,000          15.86%
                  Suite 13, 16th Floor
                  Kinwick Center,
                  32 Hollywood Road
                  Central Hong Kong, H.K.
--------------------------------------------------------------------------------
Class A Common    Corworth Investments, Inc           372,062           5.36%
                  c/o MIS International, Inc.
                  145 Traders Blvd, E., #40
                  Mississauga, Ontario
                  Canada L4Z 3L3
--------------------------------------------------------------------------------
Class A Common    Gregg Fidan                         838,554          12.09%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common(4) Owen Nacarato                       200,000           2.88%
                  77 Eagle Creek
                  Irvine, CA 92618
--------------------------------------------------------------------------------
Class A Common    Mark Dierolf                        553,675           7.98%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Officers and Directors            3,685,261          53.13%
                  as a Group (3 persons)
--------------------------------------------------------------------------------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, we believe that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.
(2) These percentages are based upon 6,935,059 shares of our common stock outstanding as of June 30, 2002, including warrants exercisable by director.
(3) Does not include 1,100,000 shares of Common Stock owned by Asian Pacific Ventures, a related party to Wilfred Shaw, Chairman and Chief Strategy Officer.
(4) Represents warrant to purchase shares of our common stock at $0.25 per share, which warrants are currently exercisable.

ITEM  12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTION

A.    Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current Chairman of the Board of Directors of the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw. In 2001, APV advanced to the company $20,000, and the loan has an interest rate of 12% per annum. In 2002, APV has loaned to the Company an additional $275,000 and the loans have an interest rate of 12% per annum. These notes are convertible into shares of the company's common stock. During the year ended June 30, 2002, APV converted $75,000 of these notes into 750,000 shares of the company's common stock. In October 2001, APV purchased 250,000 shares of common stock for $25,000.

B.   Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

On July 31, 2001, the Company entered into a securities purchase agreement with Mr. Shaw, pursuant to which Wilfred Shaw purchased 1,275,469 shares of Common Stock for a $100,000 cash investment.

Pursuant to the 2002 EORRP, Mr. Shaw was granted 928,850 shares of resticted common stock having a market value of $232,212. These shares become fully vested in January 2003

C.   SharpManagement, LLC.

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

F.  Common Stock Grants to Officers

In January 2002, the Company granted to Mr. Wing Yu, CEO, 414,025 shares of restricted common stock having a market value of $103,506. These shares become fully vested in January 2003.

In January 2002, the Company granted to Mr. Gurkan Fidan, Vice President and a member of the Board of Directors, 249,879 shares of restricted common stock having a market value of $62,461. These shares become fully vested in January 2003. Mr. Fidan was a minority shareholder in FinancialContent, Inc.

ITEM  13.  EXHIBITS AND REPORTS IN ON FORM 8-K

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

                   10.19. Convertible Promissory Note dated January 31, 2002, (Incorporated by reference to Exhibit 10.19 to Form 10QSB, filed May15, 2002, File No.: 000-28377).

                   10.20. Promissory Note dated April 30, 2002 (Incorporated by reference to Exhibit 10.19 to Form 10QSB, filed May15, 2002, File No.: 000-28377).

                   10.21. Form of Warrant Issued to Larry Tint dated March 12, 2001 (Incorporated by reference to Exhibit 10.19 to Form 10QSB, filed May15, 2002, File No.: 000-28377).

                   10.22. Form of Warrant Issued to Owen Nacarrato dated March 12, 2001 (Incorporated by reference to Exhibit 10.19 to Form 10QSB, filed May15, 2002, File No.: 000-28377).

                   10.23 Employment agreement of Wing Yu dated July 30, 2001, attached hereto.

                   10.24 Addendum to Management and Consulting Agreement Between Us and SharpManagement, LLC, dated May 28, 2002, attached hereto.

  (21) 21.1. List of subsidiaries of registrant. (Incorporated by reference to Exhibit 21.1 to Form 10-K filed September 28, 2000, File No.: 000-28377)

  (23) 23.1 Consent of Independent Certified Public Accountants, attached hereto.

(b) Reports on Form 8-K: None

ITEM 14.  CONTROLS AND PROCEDURES

We have adopted controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FinancialContent, Inc.


                      By: /s/ Wing Yu
                      -------------------------------
                              Wing Yu,
                              Chief Executive Officer

                      Dated: October 12, 2002

In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Wing Yu                                          October 12, 2002
-----------------------------------
    Wing Yu,
    Director and
    Chief Executive Officer

/s/ Wilfred Shaw                                     October 12, 2002
-----------------------------------
    Wilfred Shaw,
    Chairman of the Board
    and Chief Strategy Officer


/s/ Gregg Fidan                                      October 12, 2002
-----------------------------------
    Gregg Fidan,
    Director


/s/ Jeff Ho                                          October 12, 2002
-----------------------------------
    Jeff Ho,
    Controller



CERTIFICATIONS

I, Wing Yu, certify that:

1.  I have reviewed this annual report on Form 10-KSB of FinancialContent, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ Wing Yu
-----------------------
    Wing Yu
    Director and Chief Executive Officer

I, Jeff Ho, certify that:

1.  I have reviewed this annual report on Form 10-KSB of FinancialContent, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ Jeff Ho
-----------------------
    Jeff Ho
    Controller

                             FINANCIAL CONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                             FINANCIAL CONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001






                                 C O N T E N T S




                                                                           Page

Independent Auditors' Report................................................ F-1

Consolidated Balance Sheets........................................... F-2 - F-3

Consolidated Statements of Operations................................. F-4 - F-5

Consolidated Statements of Changes in Shareholders' Equity............ F-6 - F-7

Consolidated Statements of Cash Flows................................. F-8 - F-9

Notes to the Consolidated Financial Statements...................... F-10 - F-36

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders -
Financial Content, Inc.

We have audited the accompanying consolidated balance sheets of Financial Content, Inc., a Delaware Corporation, as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Content, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2002, and 2001 with losses incurred subsequently, and generated negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.







Pohl, McNabola, Berg & Company, LLP
San Francisco, California
September 26, 2002



                             FINANCIAL CONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001





                                ASSETS                         June 30, 2002      June 30, 2001
                                ------                         -------------      -------------

             Current Assets:
  Cash and cash equivalents                                     $   4,162           $  18,603
  Short-term investments                                            1,898                --
  Accounts receivable - trade, net                                  5,640               3,598
  Amounts due from officers                                          --                19,962
  Prepaid expenses                                                  5,855               2,606
  Deposits                                                         13,864              16,002
                                                                ---------           ---------

    Total Current Assets                                           31,419              60,771
                                                                ---------           ---------

Property and Equipment :
  Office furniture                                                 12,112              12,508
  Equipment                                                        84,257             118,392
                                                                ---------           ---------
                                                                   96,369             130,900
                                                                ---------           ---------

  Accumulated depreciation                                        (62,649)            (54,560)
                                                                ---------           ---------

    Property and Equipment, net                                    33,720              76,340
                                                                ---------           ---------

Other Assets:
  Long-term investments                                           143,084             204,331
  Intangible assets, net                                            3,000              73,826
                                                                ---------           ---------

    Total Other Assets                                            146,084             278,157
                                                                ---------           ---------

      Total Assets                                              $ 211,223           $ 415,268
                                                                =========           =========


                                   (continued)

   The accompanying notes are an integral part of these financial statements.


                             FINANCIAL CONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF JUNE 30, 2002 AND 2001



             LIABILITIES AND STOCKHOLDERS' EQUITY           June 30, 2002      June 30, 2001
             ------------------------------------         ----------------   ------------------

Current Liabilities:
  Accounts payable                                        $    148,507          $    162,895
  Management fees due to related party                         120,000                60,000
  Payroll and taxes payable                                     89,090                32,296
   Taxes Payable                                                 2,400                  --
  Accrued Interest                                              39,027                  --
  Other accrued expenses                                        59,213                19,362
  Deferred Revenue                                               4,915                  --
  Note payable - related parties                               300,109               108,517
  Notes payable - other                                         14,589                14,589
  Reserve for termination of investment agreement               50,000                50,000
  Accrued expenses - discontinued operations                   122,394               122,394
  Payable to officer - discontinued operations                  60,000                60,000
  Payroll and sales taxes payable -
   discontinued operations                                     117,509               117,509
                                                          ------------          ------------

    Total Current Liabilities                                1,127,753               747,562
                                                          ------------          ------------


Stockholders' Equity:
  Preferred stock, $0.001 par value; 50,000,000
    shares authorized; none issued or outstanding                 --                    --
  Common stock, $0.001 par value; 15,000,000
    shares authorized; 6,753,059 and 1,325,247
    issued and outstanding, respectively                         6,753                 1,326
  Additional paid-in-capital                                15,363,210            14,528,845
  Deferred Compensation                                       (302,266)                 --
  Accumulated other comprehensive loss                         (66,999)              (17,543)
  Accumulated deficit                                      (15,917,228)          (14,844,922)
                                                          ------------          ------------

    Total Stockholders' Equity                                (916,530)             (332,294)
                                                          ------------          ------------

      Total Liabilities and Stockholders' Equity          $    211,223          $    415,268
                                                          ============          ============



   The accompanying notes are an integral part of these financial statements.


                             FINANCIAL CONTENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001




                                                                  Year Ended            Year Ended
                                                                June 30, 2002         June 30, 2001
                                                               ---------------        --------------

Revenues:
     Net revenues                                                $   289,806          $   155,799
     Costs of revenues                                               (23,435)             (18,865)
                                                                 -----------          -----------
                                                                     266,371              136,934
                                                                 -----------          -----------

Operating Expenses:
     Business development                                            102,918              233,734
     Sales and marketing                                              27,780               51,315
     Product development                                                  81               52,123
     General and administrative                                    1,060,318              846,694
     Amortization of intangibles                                        --                282,682
     Amortization and depreciation                                    29,230               42,134
     Intangible assets impairment                                       --              3,083,817
                                                                 -----------          -----------
         Total operating expenses                                  1,220,327            4,592,499
                                                                 -----------          -----------

         Loss from operations                                       (953,956)          (4,455,565)
                                                                 -----------          -----------

Other Income (loss):
     Interest income                                                     144                6,637
     Dividend income                                                      12                2,175
     Other Income                                                     25,070                 --
     Interest expense                                                (39,027)              (2,970)
     (Loss) on investment                                               --                (59,995)
     (Loss) on disposal of property and equipment                    (21,132)             (82,284)
     Investment expenses                                             (10,191)              (7,187)
                                                                 -----------          -----------
         Total other income                                          (45,124)            (143,624)
                                                                 -----------          -----------

     Net loss before cumulative effect of change
         in accounting principle                                 $  (999,080)         $(4,599,189)

     Cumulative effect of change in accounting principle             (70,826)                --
                                                                 -----------          -----------

     Net loss before taxes                                       $(1,069,906)         $(4,599,189)

         Provision for income tax                                     (2,400)              (7,200)
                                                                 -----------          -----------
         Net loss                                                $(1,072,306)         $(4,606,389)
                                                                 ===========          ===========

                                   (continued)

   The accompanying notes are an integral part of these financial statements.



                             FINANCIAL CONTENT, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                              Year Ended                  Year Ended
                                                             June 30, 2002              June 30, 2001
                                                   ----------------------------   -----------------------------


Net loss per share (Note 1):
                                                       Basic      Fully diluted       Basic      Fully Diluted
                                                   ------------   -------------   ------------   --------------
          Net loss per share                       $    ( 0.21)   $       (0.21)   $   (3.88)     $       (3.88)
                                                   ============   =============    ============  ==============


   Shares used in per share calculation - basic                       5,211,619                       1,188,261
                                                                  =============                  ==============

   Shares used in per share calculation - diluted                     5,211,619                       1,188,261
                                                                  ==============                 ==============


   The accompanying notes are an integral part of these financial statements.

                     Consolidated Statement of Changes in
                              Shareholders' Equity
                   for the years ended June 30, 2002 and 2001
                                   Split Table


                                                                                                                       Accumulated
                                                                                                        Additional        Other
                                    Preferred Stock                Common Stock           Deferred        Paid-in      Comprehensive
                                   Shares     Amount           Shares        Amount      Compensation     Capital      Income (loss)
                                   ------   ----------       ----------   ------------   ------------    ----------    ------------

Balance, June 30, 2000                 --   $       --        1,075,247   $      1,075       --       $ 13,569,096    $    (17.543)

   Comprehensive income (loss):
    Net loss from operations
     during the period                 --           --             --             --         --              --              --
    Subscription payments received
     on sale of common stock           --           --             --             --         --            600,000            --
    Conversion of debt into
     common stock                      --           --          187,500            188       --            269,812            --
      Issuance of common stock for
    services                           --           --           62,500             63       --             89,937            --

                                     -----  ----------      -----------   ------------  -----------   ------------    -------------
Balance, June 30, 2001                 --   $       --        1,325,427   $      1,326       --       $ 14,528,845    $    (17,543)
                                     =====  ==========      ===========   ============  ===========   ============    =============
   Comprehensive income (loss):
    Net loss from operations
     during the period                 --           --             --             --         --               --              --
    Net unrealized gain (loss) on
     on securities, net                --           --             --             --         --               --           (49,456)
    Compensation expense
     on stock grants                   --           --             --             --     (302,266)            --              --
    Compensation expense recognized
     on warrant grants                 --           --             --             --         --             61,800            --
    Acquisition of minority interest
     in FinancialContent, Inc.         --           --          883,233            883       --                883            --
    Proceeds from sale of
     common stock                      --           --        1,525,469          1,525       --            123,475            --
    Conversion of debt into
     common stock                      --           --          750,000            750       --             74,250            --
    Issuance of common stock for
    services                           --           --        2,269,110          2,169       --            575,723            --
                                     -----  ----------      -----------   ------------  -----------   ------------    -------------

Balance, June 30, 2002                 --    $      --        6,753,059          6,753   (302,266)      15,363,210         (66,999)
                                     =====  ==========      ===========   ============  ===========   ============    =============

   The accompanying notes are an integral part of these financial statements.

                     Consolidated Statement of Changes in
                              Shareholders' Equity
                   for the years ended June 30, 2002 and 2001
                             Split Table (continued)
                                                          Total
                                       Accumulated     Shareholders'  Comprehensive
                                         Deficit          Equity      Income (loss)
                                        ----------       ---------    ------------
Balance, June 30, 2000                $(10,238,533)    $ 3,314,095)   $      --
   Comprehensive income (loss):
    Net loss from operations
     during the period                  (4,606,389)     (4,606,389)    (4,606,389)
    Subscription payments received
     on sale of common stock                 --            600,000           --
    Conversion of debt into
     common stock                            --            270,000           --
    Issuance of common stock for
     services                                --             90,000           --
                                      ------------     -----------    -----------
Balance, June 30, 2001                $(14,844,922)    $  (332,294)   $(4,606,389)
                                      ============     ===========    ===========
    Comprehensive income (loss):
    Net loss from operations
     during the period                  (1,072,306)     (1,072,306)    (1,072,306)
    Net unrealized gain (loss) on
     on securities, net                      --            (49,456)       (49,456)
    Compensation expense on
     stock grants                                         (302,266)          --
    Compensation expense recognized
     on warrant grants                       --             61,800           --
    Acquisition of minority interest
     in FinancialContent, Inc.               --               --             --
    Proceeds from sale of
     common stock                            --            125,000           --
    Conversion of debt into
     common stock                            --             75,000           --
    Issuance of common stock for
    services                                 --            577,992           --
                                      ------------     -----------    -----------

Balance, June 30, 2002                $(15,917,228)    $  (916,530)   $(1,121,762)
                                      ============     ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                             FINANCIAL CONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                             June 30, 2002        June 30, 2001
                                                          -----------------  --------------------

Operating Activities:
     Net Loss                                                 $(1,072,306)         $(4,606,389)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
     Intangible amortization                                         --                282,682
     Compensation expense on warrants granted                      61,800                 --
     Amortization and depreciation                                 29,230               42,134
     Investment expense                                            10,191                 --
     Issuance of common stock for services                        275,726               90,000
     Intangible assets impairment charge                           70,826            3,083,817
     Reserve for lease termination costs                             --                  9,762
     Reserve for termination of investment agreement                 --                 50,000
     Loss on disposal of property and equipment                    21,132               82,282
     Other                                                          1,511                  113

Changes in operating assets and liabilities:
     Accounts receivable - trade, net                              (2,042)               5,118
     Amounts due from officer                                      19,962               (1,611)
     Prepaid expenses                                              (3,249)              66,690
     Investment in marketable securities                             (298)                --
     Security deposit                                               2,138               10,498
     Accounts payable                                             (14,388)               7,002
     Accrued expenses - discontinued operations                      --                 (8,000)
     Management fees due to related party                          60,000               60,000
     Taxes payable                                                  2,400                 --
     Accrued interest                                              39,027                 --
     Payroll and taxes payable                                     56,794               25,616
     Deferred revenue                                               4,915                 --
     Accrued
     liabilities                                                   39,851              (21,879)
                                                              -----------          -----------

         Net cash used in operating activities                   (396,780)            (822,165)
                                                              -----------          -----------

Investing activities:

     Sale ofmarketable securities                                    --                  3,344


     Restricted cash                                                 --                125,000

     Proceeds from disposal of property and equipment                --                 12,819
     Purchases of property and equipment                           (9,253)             (34,589)
                                                              -----------          -----------

         Net cash provided by investing activities                 (9,253)             106,574
                                                              -----------          -----------

Financing activities:
     Proceeds from issuance of common stock                       125,000              600,000
     Payments on amounts due to related parties                    (8,408)            (150,000)
     Proceed from notes payable - related parties                 275,000              108,517
                                                              -----------          -----------

         Net cash provided by financing activities                391,592              558,517
                                                              -----------          -----------

             (Decrease) in cash and cash equivalents              (14,441)            (157,074)

Cash and cash equivalents, beginning of year                       18,603              175,677
                                                              -----------          -----------

Cash and cash equivalents, end of year                        $     4,162          $    18,603
                                                              ===========          ===========


                                  (continued)


   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                                               Year ended          Year ended
                                                             June 30, 2002        June 30, 2001
                                                            -----------------  --------------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for
          Interest                                           $       --                     --
          Taxes                                              $       --                    7,200



The following noncash transactions occurred during the year ended June 30, 2002:

     Conversion of debt                                                        $           75,000
                                                                               ====================

     Common stock issued for services                                          $          577,992
                                                                               ====================

The following non cash transactions occurred during the year ended June 30, 2001:

     Conversion of debt                                                        $          270,000
                                                                               ====================






   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business

Financial Content, Inc., ("FC" or the "Company"), a Delaware corporation, (http://www.financialcontent.com), offers financial-related services through the World Wide Web. In November 2001, the Company changed its name from Cosmoz Infrastructure Solutions, Inc., to FinancialContent, Inc. The purpose for the name change was to have a corporate name that is in line with the nature of company's business and fits into its long-term business direction. The Company intends to focus on providing financial content through the Internet.

Through the consolidation of its Internet properties, the Company now provides financial-related services through two subsidiaries FinancialContent Services, Inc.

FinancialContent.com, Inc. (www.financialcontent.com) is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users; and

FinancialContent.com  operates additional Internet properties in order to market
and     showcase     its     technology,     including     www.monsterquote.com,
www.buckinvestor.com, www.streetiq.com and www.getwhispers.com.

Effective November 2001, shareholders of the Company and the Board of Directors approved the following:

         A. Amendment to the Articles of Incorporation of the Company to increase the number of shares authorized for issuance from 200,000,000 to 900,000,000;

         B. Acquisition of the minority held shares of FinancialContent.com, Inc.;

         C. Amendment to the Articles of Incorporation of the Company to change the name of the Company to FinancialContent, Inc.; and

         D. Approval of a reverse stock split at a ratio of 1-for-60, which was determined by the Board of Directors of the Company to be in the best interests of the Company.

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

A.       General Description of Business (continued)

Shareholders representing approximately 76% of the currently issued and outstanding shares of Common Stock, have executed the Written Consents, thereby ensuring the increase of the number of shares authorized for issuance, the acquisition of the minority held shares of FinancialContent.com, Inc., the change of the name of the Company to FinancialContent, Inc., and the reverse stock split.


B.       Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of Financial Content, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.

In December 1998, the Company changed its focus from operating and franchising pretzel kiosks, retail stores and an automotive service center to investments and acquisitions of Internet-related businesses and web-based technologies. The Company's Internet acquisitions offer both a content source and an application source for investors. All activity related to Pretzel Franchising, Inc., and Wheel to Wheel, Inc., is shown as discontinued operations.

The equity and net loss attributable to the minority shareholder interests that related to the Company's subsidiaries are shown to be none in the consolidated balance sheet and consolidated statement of operations, respectively. Losses in excess of the minority interest in equity would be charged against the Company. During the years ended June 30, 2002 and 2001, all losses exceeded minority interest, and accordingly were charged against the Company.


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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

F.       Revenue Recognition

The Company's revenues are derived from three sources. The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis.

The Company's second source of revenues is the distribution of advertisements and reports on behalf of growth stock companies via electronic mail to the Company's opt-in email distribution list. This opt-in email list was obtained through marketing efforts in its family of investment-related websites. The Company receives payment in shares of stock, in lieu of cash, from customers who receive services from its ProfitWire Media Group. The Company policy is to sell such securities within three months.

The third source is the sale of banner and sponsorship advertisements that appear on the Company's website properties.

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


H.       Capitalized Computer Software

During the two years in the period ended June 30, 2002, no internal software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

I.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense in 2002 and 2001.


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

Management makes estimates that affect reserves for impairment loss, discontinued operations, deferred income tax assets and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in 2002 and 2001 due the Company having net loss and a loss from operations in 2002 and 2001.

Effective November 7, 2001, the Board of Directors authorized a sixty-for-one reverse stock split. The EPS calculations have been retroactively adjusted to reflect the reverse stock split.


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

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at June 30, 2002.


P.       Foreign Currency and International Operations

International operations were fully discontinued, and there are no foreign assets. There were no foreign exchange transactions during the years ended June 30, 2002 and 2001. Translation gains (losses), which are deferred and accumulated as a component of shareholders' equity, were not significant in 2002 and 2001.


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

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

R.       Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 did not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method.


In October 2001, the Financial Accounting Standards Bureau issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective July 1, 2002. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.


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

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

T.       Intangibles


Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties. The difference between the fair market value of the assets acquired and consideration paid is recorded as goodwill. The Company had estimated that the economic useful life of the goodwill to be seven years, and amortization to be on a straight-line basis.

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

The Company has adopted SFAS 142 effective July 2001, which will result in the Company no longer amortizing its existing goodwill. At June 30, 2002, goodwill approximated $3,000. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company completed the transition impairment tests and recorded an impairment charge of $70,826 in 2002, and this goodwill impairment charge is recognized as a cumulative effect of a change in accounting principle. The Company has set the measurement date of April 1 to calculate goodwill impairment.


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

Accordingly, the Company determined a SFAS 121 triggering event had occurred related to certain of the intangible assets. Based on analyses prepared by management related to these tangible and intangible assets, the Company determined that certain assets had been impaired. These assets, which were primarily allocated goodwill, were written down to their fair value. During the years

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

U.       Long-lived Assets (continued)

ended June 30, 2001, the Company wrote-off $3,083,817 of impaired intangibles and investments related to acquisitions made in the Internet industry.
Management is continuing to monitor the value of such assets and may have additional such impairment charges.


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


W.       Reclassifications

Certain   reclassifications   were  made  to  the  2001  financial   statements'
presentation in order to conform to the 2001 financial statements' preparation.

2.       Income Taxes
         ------------

The Company incurred $7,200 and $7,200 in state taxes for each of the years ended June 30, 2002 and 2001, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2002 and 2001. The Company incurred net operating losses for these periods. The Company incurred net operating losses from its operations in Canada (discontinued by September 1998), and accordingly no provision for Canadian income taxes is recorded.

        Income Before Income Taxes                 2002              2001
                                              -------------     -------------

United States                                 $ (1,069,906$       (4,599,190)
Canada                                                 --                --
                                              -------------     -------------
                                              $  (1,072,306)    $ (4,599,190)
                                              =============     =============

Income Tax Provision                                   2002              2001
                                              -------------     -------------

Current:
        Federal                               $        --       $        --
        State                                         2,400             7,200
        Canada                                         --                --
                                              -------------     -------------
                                              $       2,400     $      7,200
                                              =============     =============

Deferred:
        Federal                               $        --       $        --
        State                                          --                --
        Canada                                         --                --
                                              -------------     -------------
                                                       --                --
                                              =============     =============

Effective Tax Rate Reconciliation                      2002              2001
                                              -------------     -------------

Federal income tax rate                             (35.00%)          (35.00%)
Change in valuation reserve                           6.35%            60.42%
Other                                               (28.57%)          (25.19%)
State and local taxes, net of
        federal tax benefit                          (0.14%)           (0.08%)
                                              -------------     -------------
                                                      0.22%             0.15%
                                              =============     =============

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2001 and 2000:

Deferred Tax                                               Year Ended June 30,
Assets and Liabilities                           2002                             2001
                                     ------------------------------    ----------------------------
                                       Federal            State          Federal           State
                                     -----------      -------------    -----------      -----------
Deferred income tax assets:
     Net operating loss
        Carryforwards                $ 2,726,639      $   481,022      $ 2,783,972      $   488,394
     Capital loss                         16,046            4,186           23,442            6,088
     Property & equipment                 15,179            3,921           10,769            2,787
     Intangible asset
       Impairment charge               1,104,125          283,918        1,079,336          277,544
       Goodwill                           54,234           12,734             --               --
     Other reserves                       17,500            4,500           17,500            4,500
     Federal benefit for
        state taxes                       65,413             --             62,893             --
     Other                                13,193            3,402            5,796            1,500
                                     -----------      -----------      -----------      -----------

Total deferred tax assets              4,012,329          793,683        3,983,708          780,813
                                     -----------      -----------      -----------      -----------
Deferred income tax liabilities:
     Intangible assets                      --               --            (44,705)         (11,611)
     Nondeductible reserves             (185,062)         (95,528)         (91,131)         (23,702)
                                     -----------      -----------      -----------      -----------

Total deferred tax liabilities          (185,062)         (95,528)        (135,836)         (35,313)
                                     -----------      -----------      -----------      -----------

Net deferred tax assets before
     valuation allowance               3,827,267          698,155        3,847,872          745,500
Valuation allowance                   (3,827,267)        (698,155)      (3,847,872)        (745,500)
                                     -----------      -----------      -----------      -----------

Net deferred tax assets              $      --        $      --        $      --        $      --
                                     ===========      ===========      ===========      ===========


Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $12,828,525 and $6,414,264 from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2019.

3.       Investments
         -----------

At June 30, 2001, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                          Gross            Gross             Gross           Estimated
                                        Amortized       Unrealized        Unrealized        Fair Value
                                          Cost             Gain              Loss
                                      --------------    ------------     --------------    --------------
Equity securities - public            $   10,000$       $    --          $ (10,000)        $       --
                                      --------------    ------------     --------------    --------------
Total short-term investments               10,000            --            (10,000)                --

Corporate equity securities,
privately-held                            204,331            --               --                 204,331
                                      --------------    ------------     --------------    --------------
Total                                 $   214,331       $    --          $ (10,000)        $     204,331
                                      ==============    ============     ==============    ==============





At June 30, 2002, short and long- term investments in marketable securities were classified as available-for-sale as follows:

                                          Gross            Gross             Gross           Estimated
                                        Amortized       Unrealized        Unrealized        Fair Value
                                          Cost             Gain              Loss
                                      --------------    ------------     --------------    --------------
Equity securities - public            $   10,298$       $   --           $  (8,400)        $       1,898
                                      --------------    ------------     --------------    --------------
Total short-term investments               10,298           --              (8,400)                1,898


Corporate equity securities,
privately-held                            194,140           --             (51,056)              143,084

                                      --------------    ------------     --------------    --------------
Total                                 $   204,438$       $  --           $ (59,456)        $     144,982
                                      ==============    ============     ==============    ==============


Investments in corporate equity s ecurities of priva tely held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

         -----------------------

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



4.       Stock Option Plan
         -----------------

On November 17, 1999, the Company's board of directors approved the Financial Content, Inc., 1999 Stock Option Plan (the "Plan"). On December 20, 1999, the Company's shareholders, at the Company's annual meeting, approved the Plan, and authorized a pool of 100,000 shares of common stock to be issued according to the Plan. Options are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2002 and 2001, the Company has granted options exercisable for the Company's common stock to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

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

         -----------------------------

Stock options issued as of June 30, 2002 and 2001 are summarized as follows:

                                                      2002                                  2001
                                        ----------------------------------    ----------------------------------
                                                                                                    Weighted
                                                             Weighted                               average
                                          Number of           average            Number of          exercise
                                           options         exercise price         options             price
                                        ---------------    ---------------    ----------------    --------------
Outstanding at beginning of year                6,583      $         45.91           13,208       $        21.60
Granted                                            --                 --                 --                 --
Exercised                                          --                 --                 --                 --
Forfeited/Cancelled                                --                 --             (6,625)               55.20
                                        ---------------                       ----------------    --------------

Outstanding at end of year                      6,583                45.91            6,583                45.91
                                        ===============                       ================    ==============

Exercisable at end of year                      6,343      $         47.37            5,977       $        48.67
                                        ===============                       ================    ==============

The non-statutory stock options are for periods of three to four years. Options to purchase 6,343 shares were vested as of June 30, 2002.

The following table summarizes information about options outstanding at June 30, 2002.


                                                 Weighted             Average
                                                  Average            Remaining               Number
        Exercixe              Number          Exercise Price        Contractual        Exercisable as of
          prices            Outstanding          per Share         Life in Years         June 30, 2002
      ----------------    ----------------    ----------------    -----------------    ------------------

            $35.58             5,333                 $  35.58            0.80                5,093
            $90.00             1,250                 $  90.00            1.07                1,250
                      ----------------                                                 ------------------

                               6,583                    45.91            0.85                6,343
                      ================                                                 ==================

The exercise period for the options range from two to four years from the date of the grant, and have various vesting requirements.

         -----------------------------

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

                                                             2002                  2001
         Net loss:
                     As reported                       $    (1,072,306)      $    (4,606,389)
                     Pro forma                         $    (1,125,949)      $    (4,624,708)

         Basic and diluted loss per common share:
                     As reported:
                                         Basic         $           (0.21)    $            (3.88)
                                         Diluted       $           (0.21)    $            (3.88)
                     Pro forma:
                                         Basic         $           (0.22)    $            (3.89)
                                         Diluted       $           (0.22)    $            (3.89)


Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period. The Company did not issue any options during the year ended June 30, 2002 and 2001.

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

There are no assets associated with or from discontinued operations on the balance sheet. The liabilities attributable to discontinued operations are identified as such on the balance sheet. There were no net sales attributable to discontinued operations in 2002 and 2001.



6.       Common Stock Transactions
         -------------------------

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

         -------------------------------------

B.       Reverse Stock Split

Effective November 13, 2001, the Board of Directors authorized a one-for-sixty reverse stock split to be effective in November 2001 to shareholders of record. The par value of the common stock was increased accordingly from $0.001 per share to $0.06 per share. In November 2001, the Board of Directors approved a change that reduced the par value from $0.06 per share to $0.001 per share.

Based on approximately 156,042,931 shares of Common Stock issued and outstanding as of November 7, 2001, the following table reflects a range of the approximate percentage reduction in the outstanding shares of Common Stock and the approximate number of shares of Common Stock that are outstanding as a result of the Reverse Stock Split.

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


C.       Issuance of Common Stock

The Company concluded private placement offerings of its common stock during 2002 and 2001 and converted short-term debt into common stock. The Company raised $125,000 and $600,000 in cash in 2002 and 2001 from these placements, respectively. The Company also issued common stock to individuals and companies in lieu of cash compensation.

         -------------------------------------

C.       Issuance of Common Stock (continued)

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

On January 10, 2002, the Company issued 125,000 shares of its unregistered, restricted common stock to two individuals in lieu of cash compensation that had a market value of $31,250. The Company has included the market value of the shares as compensation expense.


D.       Investment Agreement

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

         -------------------------------------

D.       Investment Agreement (continued)

         o Specifically, it issued warrants which are convertible into 40,000 shares of common stock. Warrants for 20,000 shares bear an exercise price of $22.50, which is based upon the lowest closing price for the five days preceding June 26, 2000. The other warrants for 20,000 shares bear an exercise price that is the lower of the lowest closing price for the 5 trading days prior to the effective date of this registration statement; or the lowest closing price for the 5 trading days prior to October 27, 2000. The exercise price is subject to adjustment every six (6) months and is tied to the lowest closing price for the five trading days preceding the adjustment;

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

         -------------------------------------

E.       Warrants

In 2002, the Company granted warrants to purchase 400,000 shares of its common stock at an exercise price of $0.25 per share. The warrants were granted to a member of the Company's advisory board and to a member of the Board of Directors. The Company recorded compensation expense of $61,800 in 2002 related to the grant of these options.

A summary of the Company's outstanding warrants as of June 30, 2002 and 2001 is presented below:

                                                                               Exercise
                                                            Shares              Price
                                                       -----------------    ---------------
                  Outstanding at June 30, 2000                 106,667      $         36.56

                  Issued                                            --                 --
                                                       -----------------    ---------------

                  Outstanding at June 30, 2001                 106,667      $         36.56

                  Cancelled                                    (66,667)               45.00

                  Issued                                       400,000                 0.25
                                                       -----------------    ---------------

                  Outstanding at June 30, 2002                 440,000      $          2.27
                                                       =================    ===============


The fair value of the warrants issued in 2002 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.5%, and expected life of 2 years.

The estimated fair value of the warrants granted in 2002 was $0.26 per share.

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

         -------------------------------------

The warrants issued in 2000 to Swartz have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 3-5 years from the date of grant.

As of June 30, 2002, the Company has not repriced the warrants due to the market price of the shares decreasing, and Swartz has not requested that the warrants be repriced. Swartz has the option to reprice warrants to purchase 20,000 shares of common stock.


F.       2002 Employee and Officer Retention and Recognition Plan

In December 2001, the Board of Directors adopted the 2002 Employee and Officer Retention Plan (EORRP). The EORRP was adopted for the purpose of establishing incentives designed to recognize, reward and retain employees and officers. Only Employees and Officers shall be eligible to receive restricted stock awards under this plan. The maximum number of shares which can be granted under the EORRP are 5,000,000 common shares. No receipient is entitled to receive more than 20% of the total shares available under this plan. The Company has issued 2,072,681 shares of common stock under this plan.



7.       Related Party Transactions
         --------------------------

The following transactions occurred between the Company and certain related parties:

A.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current Chairman of the Board of Directors of the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw. In 2001, APV advanced to the company $20,000, and the loan has an interest rate of 12% per annum. In 2002, APV has loaned to the Company an additional $275,000 and the loans have an interest rate of 12% per annum. These notes are convertible into shares of the company's common stock. During the year ended June 30, 2002, APV converted $75,000 of these notes into 750,000 shares of the company's common stock. In October 2001, APV purchased 250,000 shares of common stock for $25,000.

         --------------------------------------

B.       Common Stock Issued to Related Parties

Amounts due related parties that were converted to common stock during the year ended June 30, 2001, are as follows:

                                                                 Shares                 Amount
                                                            -----------------     -------------------
           Amounts due to SharpManagement                            250,000      $         360,000
                                                            -----------------     -------------------

                                                                     250,000      $         360,000
                                                            =================     ===================


Amounts due related parties that were converted to common stock during the year ended June 30, 2002, are as follows:

                                                                 Shares                 Amount
                                                            -----------------     -------------------

           Amounts due to APV                                        750,000      $          75,000
                                                            -----------------     -------------------

                                                                     750,000      $          75,000
                                                            =================     ===================


C.       Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

On July 31, 2001, the Company entered into a securities purchase agreement with Mr. Shaw, pursuant to which Wilfred Shaw purchased 1,275,469 shares of Common Stock for a $100,000 cash investment.

Pursuant to the 2002 EORRP, Mr. Shaw was granted 928,850 shares of resticted common stock having a market value of $232,212. These shares become fully vested in January 2003.

         --------------------------------------

D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. The payment amount due to Mr. Shaw was reduced to $5,000 per month effective April 1, 2001. This agreement is in effect until April 30, 2002. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2002, SharpManagement is due $120,000.

Effective as of January 16, 2001, the company arranged for the satisfaction and discharge of the amount owed to SharpManagement, LLC for deferred compensation in the amount of $360,000 owed from the Company to SharpManagement, LLC. In consideration for the satisfaction of the amount, the Company was instructed by SharpManagement to issue the corresponding 250,000 shares of Common Stock to Corworth.


E.       Convertible Notes - Related Party

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

         --------------------------------------

G.       Common Stock Grants to Officers

In January 2002, the Company granted to Mr. Wing Yu, CEO, 414,025 shares of restricted common stock having a market value of $103,506. These shares become fully vested in January 2003.

In January 2002, the Company granted to Mr. Gurkan Fidan, Vice President and a member of the Board of Directors, 249,879 shares of restricted common stock having a market value of $62,461. These shares become fully vested in January 2003. Mr. Fidan was a minority shareholder in FinancialContent, Inc.



8.       Commitments and Contingencies
         -----------------------------

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


B.       Operating Leases

On December 21, 2000, the Company's principal executive offices relocated to a 1,500 square foot facility at 199 California Drive, Suite 207, Millbrae, CA
94030. The Company leases the facility under an 18-month agreement that terminates on June 21, 2002, with the option to renew for an additional six months. The aggregate rental rates for the entire facility for the six-month period ending June 21, 2001 and the year ending June 21, 2002, are $23,456 and $46,911 respectively. All operations were performed at this facility.

8.       Commitments and Contingencies
         -----------------------------

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The Company leases the facility under a 38-month agreement that terminates on July 31, 2005. All operations including system development, control, and maintenance are now performed at this facility. The aggregate future rental rates are:


                               Year Ending June 30,
                               2003                          $         47,894
                               2004                                    52,146
                               2005                                    55,728
                               2006                                     4,644
                                                             -------------------
                                                             -------------------

                                                             $        160,412
                                                             ===================


For the years ended June 30, 2002 and 2001, rent expense was $54,013 and $168,042, respectively.


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



9.       Going Concern Uncertainties
         ---------------------------

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

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised an additional $27,000 subsequent to June 30, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



10.      Impairment  Write-Down  Recognized  as a Result of the Financial
           Condition and Operating  Results of the Company
        -----------------------------------------------------------------

During the year ended June 30, 2002, the Company recorded a goodwill impairment charge of $70,826, which substantially reduced all remaining goodwill associated with its Internet properties (BuckInvestor, MB Technologies, iTrack and StreetIQ) of the Company. The Company is utilizing these web properties to demonstrate its current service offering.

During the year ended June 30, 2002, the Company recorded a goodwill write-down, which substantially reduced all remaining goodwill associated with its Internet properties (BuckInvestor, MB Technologies, iTrack and StreetIQ) of the Company. Goodwill was determined to have been impaired because of the current financial condition of the Company and the Company's inability to generate future operating income without substantial sales volume increases, which are highly uncertain.

Furthermore, the Company's anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. Prior to December 2000, goodwill was being amortized using the straight-line method over seven years. The write-down of goodwill and other intangible assets, in the amount of $3,083,817, is included as a component of operating expenses.

11.      Registration Statement
         ----------------------

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



12.      Subsequent Events
         -----------------

In October 2002, the Company filed a Registration Statement, Form S-8, pertaining to the issuance of 20,000 shares of its common stock having a market value of $5,000 in lieu of cash compensation for consulting services.