Form 10QSB
period 2002-09-30
FINANCIALCONTENT INC
filed 2002-11-19
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended 9/30/02.

         or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period [n/a].

                        Commission file number: 0-28377
                        -------------------------------


                             FINANCIALCONTENT, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                     94-3319536
----------------------------------                    ----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

                      400 Oyster Point Boulevard, Suite 435
                       So. San Francisco, California 94080
                    ----------------------------------------
                    (Address of principal executive offices)

                                 650 / 837-9850
                         ------------------------------
                         Registrant's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,808,059.

Part I--Financial Information

Item 1.










                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                               SEPTEMBER 30, 2002



                                 C O N T E N T S



         Consolidated Balance Sheets................................... 1 -  2

         Consolidated Statements of Operations.............................  3

         Consolidated Statements of Cash Flows.............................  4

         Notes to the Financial Statements............................. 6 - 15


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002





                                     ASSETS
                                     ------
                                                                     September 30, 2002        June 30, 2002
                                                                     ------------------       ----------------
                                                                        (UNAUDITED)              (AUDIOTED)
Current Assets:
   Cash and cash equivalents                                            $   9,607              $   4,162
   Short-term investments in marketable securities                          1,600                  1,898
   Accounts receivable - trade, net                                         4,217                  5,640
   Prepaid expenses                                                         1,125                  5,855
   Deposits                                                                 6,945                 13,864
                                                                        ---------              ---------

     Total Current Assets                                                  23,494                 31,419
                                                                        ---------              ---------

Property and Equipment :
   Office furniture                                                        12,112                 12,112
   Equipment                                                               84,257                 84,257
                                                                        ---------              ---------

     Property and Equipment, cost                                          96,369                 96,369

   Accumulated depreciation                                               (65,939)               (62,649)
                                                                        ---------              ---------

     Property and Equipment, net                                           30,430                 33,720
                                                                        ---------              ---------

Other Assets:
   Long-term investments                                                  143,084                143,084
   Intangible assets, net                                                   3,000                  3,000
                                                                        ---------              ---------

     Total Other Assets                                                   146,084                146,084
                                                                        ---------              ---------

       Total Assets                                                     $ 200,008              $ 211,223
                                                                        =========              =========

   The accompanying notes are in integral part of these financial statements.


                                               (continued)

                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   AS OF SEPTEMBER 30, 2002 AND JUNE 30, 2002




                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                     September 30, 2002        June 30, 2002
                                                                     ------------------       ----------------
                                                                        (UNAUDITED)               (AUDITED)
Current Liabilities:
 Accounts payable                                                       $    188,640           $    148,507
 Management fees due to related party                                        135,000                120,000
 Payroll and taxes payable                                                   118,619                 89,090
 Income taxes payable                                                          3,000                  2,400
 Accrued Interest                                                             49,282                 39,027
 Other accrued expenses                                                       67,024                 59,213
 Deferred revenue                                                             10,910                  4,915
 Note payable - related parties                                              318,449                300,109
 Notes payable - other                                                        14,589                 14,589
 Reserve for termination of investment agreement                              50,000                 50,000
 Accrued expenses - discontinued operations                                  122,394                122,394
 Payable to officer - discontinued operations                                 60,000                 60,000
 Payroll and sales taxes payable - discontinued operations                   117,509                117,509
                                                                        ------------           ------------

  Total Current Liabilities                                                1,255,417              1,127,753
                                                                        ------------           ------------


Stockholders' Equity:
 Preferred stock, $0.001 par value;
  200,000,000 shares authorized; none issued or outstanding                     --                     --
 Common stock, $0.001 par value;
  900,000,000 shares authorized; 6,788,059 and 6,753,059
  issued and outstanding, respectively                                         6,788                  6,753
 Additional paid-in-capital                                               15,368,915             15,363,210
 Deferred Compensation                                                      (172,723)              (302,266)
 Accumulated other comprehensive loss                                        (66,999)               (66,999)
 Accumulated deficit                                                     (16,191,389)           (15,917,228)
                                                                        ------------           ------------

  Total Stockholders' Equity                                              (1,055,409)              (916,530)
                                                                        ------------           ------------

    Total Liabilities and Stockholders' Equity                          $    200,008           $    211,223
                                                                        ============           ============

   The accompanying notes are in integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                 Three Months Ended September 30,
                                                                      2002              2001
                                                                 ---------------------------------
                                                                                (UNAUDITED)
Revenues:
    Net revenues                                                   $    91,956        $    68,677
    Costs of revenues                                                   (4,000)            (5,125)
                                                                   -----------        -----------
                                                                        87,956             63,552
                                                                   -----------        -----------
Operating Expenses:
    Business development                                                27,266             17,088
    Sales and marketing                                                    500              3,998
    Product development                                                   --                   81
    General and administrative                                         320,321            153,419
    Amortization and depreciation                                        3,290              8,319
                                                                   -----------        -----------
        Total operating expenses                                       351,377            182,905
                                                                   -----------        -----------

        Loss from operations                                          (263,421)          (119,353)
                                                                   -----------        -----------
Other Income (loss):
    Interest income                                                        153                139
    Dividend income                                                       --                    9
    Other income                                                           (38)              --
    Interest expense                                                   (10,255)            (3,256)
                                                                   -----------        -----------
        Total other income(expense)                                    (10,140)            (3,108)
                                                                   -----------        -----------
    Net loss before cumulative change in
        accounting principle                                       $  (273,562)       $  (122,461)

    Cumulative effect of change in accounting principle                   --              (70,826)

    Net loss before taxes                                             (273,561)          (193,287)

        Provision for income tax                                          (600)              --
                                                                   -----------        -----------
           Net loss                                                   (274,161)          (193,287)

Other comprehensive income:
    Unrealized loss on securities                                         --                 --
                                                                   -----------        -----------

           Comprehensive loss                                      $  (274,161)       $  (193,287)
                                                                   ===========        ===========

Net loss per share (basic) (Note 1)                                $    (0.041)       $    (0.056)
Net loss per share (diluted) (Note 1)                              $    (0.041)       $    (0.056)

Shares used in per share calculation - basic                         6,756,521          2,189,731
                                                                   ===========        ===========
Shares used in per share calculation - diluted                       6,756,521          2,189,731
                                                                   ===========        ===========


   The accompanying notes are in integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                      2002              2001
                                                                   ---------          ---------
Operating Activities:
   Net Loss                                                        $(274,161)         $(193,287)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
       Compensation expense on warrants grantes                      129,542               --
       Cumulative effect of change in accounting principle              --               70,826
       Amortization and depreciation                                   3,290              8,319

Changes in operating assets and liabilities:
   Accounts receivable - trade, net                                    1,423             (8,077)
   Deposits                                                            6,919              8,483
   Prepaid expenses                                                    4,730             (5,000)
   Bank overdraft                                                       --                8,254
   Income tax payable                                                    600               --
   Accounts payable                                                   40,134            (13,187)

   Management fees due to related party                               15,000             15,000
   Payroll and taxes payable                                          29,529             (6,000)

   Deferred revenue                                                    5,995               --
   Accrued liabilities                                                18,066             (3,934)
                                                                   ---------          ---------

       Net cash used in operating activities                         (18,933)          (118,603)
                                                                   ---------          ---------
Investing activities:

   Sale of marketable securities                                         298               --
                                                                   ---------          ---------
       Net cash used in investing activities                             298               --
                                                                   ---------          ---------
Financing activities:
   Sale of common stock                                                5,740            100,000
   Notes payable - related party                                      18,340               --
                                                                   ---------          ---------

       Net cash provided by financing activities                      24,080            100,000
                                                                   ---------          ---------

       (Decrease) in cash and cash equivalents                         5,445            (18,603)

Cash and cash equivalents, beginning of period                         4,162             18,603
                                                                   ---------          ---------

Cash and cash equivalents, end of period                           $   9,607          $    --
                                                                   =========          =========

   The accompanying notes are in integral part of these financial statements.


Supplemental disclosures of cash flow information:
   Cash paid during the period for
       Interest                                                    $    --            $   2,970
                                                                   =========          =========
       Taxes                                                       $    --            $   7,200
                                                                   =========          =========
       Conversion of notes payable into common stock               $    --            $    --
                                                                   =========          =========
       Issuance of common stock for services                       $    --            $    --
                                                                   =========          =========


   The accompanying notes are in integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ---------------------------------------------

                               SEPTEMBER 30, 2002

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

Through the consolidation of its Internet properties, the Company now provides financial-related services through its subsidiary FinancialContent Services, Inc. (Financial Content").

FinancialContent (www.financialcontent.com) is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users.

FinancialContent operates additional Internet properties in order to market and showcase its technology, including www.monsterquote.com, www.buckinvestor.com, www.streetiq.com and www.getwhispers.com.


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

Shareholders representing approximately 76% of the currently issued and outstanding shares of Common Stock, have executed the Written Consents, thereby ensuring the increase of the number of shares authorized for issuance, the acquisition of the minority held shares of FinancialContent, the change of the name of the Company to FinancialContent, Inc., and the reverse stock split.

1.       Summary of Significant Accounting Policies  (continued)
         ------------------------------------------------------

B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Financial Content, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2002, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

D.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three-month periods ended September 30, 2002 and 2001.


E.       Use of Estimates

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


F.       Earnings per Share

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

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

G.       Segments of an Enterprise and Related Information

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


H.       Business Risks and Credit Concentrations

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at September 30, 2002.


I.       Recent Accounting Pronouncements

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to reassessment of the useful lives of existing recognized intangibles, and the reclassification of certain intangibles out of previously reported goodwill.

Upon the adoption of SFAS 142, the Company recognized a transitional goodwill impairment loss of $70,826 as of July 1, 2001, which was recorded as the cumulative effect of an accounting change in the Company's consolidated statements of operations. Any further impairment losses recorded in the future could have a material adverse impact on the Company's results of operations or financial position.

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

I.       Recent Accounting Pronouncements (continued)

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.


J.       Reclassifications

Certain   reclassifications   were  made  to  the  2001  financial   statements'
presentation in order to conform to the September 30, 2001 financial statements' preparation.


2.       Income Taxes
         ------------

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset.

3.       Investments
         -----------

At September 30, 2002, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                                                Gross         Gross         Gross
                                                               Amortize     Unrealized    Unrealized  Estimated
                                                                 Cost          Gain          Loss     Fair Value
                                                              -----------   ---------    ---------    ---------

    Equity securities - public                                $    10,000   $    --      $  (8,400)   $   1,600
                                                              -----------   ---------    ---------    ---------

    Total short-term investments                                   10,000        --         (8,400)       1,600

    Corporate equity securities,
    privately-held                                                194,140        --        (51,056)     143,084
                                                              -----------   ---------    ---------    ---------

    Total                                                     $   204,140   $    --      $(59,456)    $ 144,684
                                                              ===========   =========    =========    =========




At June 30, 2002, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                                                Gross         Gross         Gross
                                                               Amortize     Unrealized    Unrealized  Estimated
                                                                 Cost          Gain          Loss     Fair Value
                                                              -----------   ---------    ---------    ---------

    Equity securities - public                                $    10,298   $    --      $ (8,400)    $   1,898
                                                              -----------   ---------    ---------    ---------

    Total short-term investments                                   10,298        --         (8,400)       1,898

    Corporate equity securities,
    privately-held                                                194,140        --        (51,056)     143,084
                                                              -----------   ---------    ---------    ---------

    Total                                                     $  204,438    $    --      $ (59,456)   $ 144,982
                                                              ===========   =========    =========    =========

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

4.       Common Stock Transactions
         -------------------------

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


Warrants

As of September 30, 2002, the company has outstanding warrants, which are convertible into 106,667 (adjusted for 1-for-60 reverse split) shares of common stock.

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


Common Stock Issuances

On September 21, 2002, the Company sold 35,000 shares of its unregistered, restricted common stock for $5,740.

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

During the three-month period ended September 30, 2002, APV advanced to the Company an additional $12,000, and the note bears an interest rate of 12% per annum. As of September 30, 2002, amounts due to APV are $232,000. The notes are due on demand and bear an annual interest rate of 12%.


B.       Wilfred Shaw

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

During the three-month period ended September 30, 2002, Mr. Shaw advanced to the Company an additional $6,340, and the note bears an interest rate of 12% per annum.


C.       SharpManagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of September 30, 2002 and June 30, 2002, SharpManagement is due $135,000 and $120,000, respectively.

         --------------------------------------

D.       Convertible Notes

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

For the three months ended September 30, 2002 and 2001, rent expense was $8,709 and $7,818, respectively.

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

Management raised additional capital through borrowing during the three-month period ended September 30, 2002, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In September and October 2002, the Company obtained additional debt financing from related parties to meet working capital needs.



8.       Subsequent Events

In October 2002, the Company issued 20,000 shares of its registered common stock to an individual in lieu of cash compensation that had a market value of $5,000.

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

The Company's Chief Executive Officer, Wing Yu, the Company's Chairman of the Board, Wilfred Shaw, and Controller, Jeff Ho, have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report.

Messrs. Yu, Shaw and Ho have concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls systems are based upon a general internal reporting line. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, and reported within the time periods specified in the Commission's rules and forms.

FinancialContent, Inc., (the "Company") was incorporated in the State of Delaware on October 15, 1996. Through the auspices of our wholly owned subsidiary, FinancialContent Services, Inc, incorporated in the State of Delaware on May 10, 2000, FinancialContent provides a turnkey content management and delivery system that streamlines the process of aggregating and integrating content into any platform. FinancialContent assumes responsibility for securing and arranging content feeds. The Company also takes care of the normalization of disparate data formats into XML, thereby ensuring data integrity.

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

FinancialContent sells to five key online services markets:

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

    o Mutual funds/asset management firms typically have an established web presence and license specific applications and functionality. The business objective of these clients is to differentiate themselves with a more compelling user experience or by offering a more cost effective data solution for its advisors. FinancialContent is able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

    o Most publicly traded corporations maintain an investor relations webpage on their website. Typically, these investor relations pages include general stock quotes, press releases and other miscellaneous data. Other opportunities for deployment may come from Congress and the SEC which are both proposing the mandatory disclosures of financial reports on the corporate websites of companies with publicly traded and listed stock. FinancialContent offers a fully customizable and content specific investor relations webpage solution for those company's that desire, and who may be required, to display company specific financial information to individuals and investors browsing their corporate website.

Results of Operations for the three months ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

Revenues increased to approximately $91,956 for the three months ended September 30, 2002, from approximately $68,677 for the three months ended September 30, 2001. This increase in revenues is attributed to the increase in the number and size of our clients over the last year . We began charging a recurring licensing fee for the rights to use FinancialContent Service's platform on February 28, 2001.

Business Development. Business development expense increased to $27,266 for the three months ended September 30, 2002, from $17,088 for the same period in the prior year. This increase primarily resulted from our business growing over our last year.

Sales and marketing. Sales and marketing expenses decreased to approximately $500 for the three months ended September 30, 2002, from approximately $3,998 for the three months ended September 30, 2001. The decrease in sales and marketing expenditures resulted from our current marketing and sales strategy. Our success in marketing and sales comes from our product and services being deployed on the Internet. This type of viral marketing has allowed us to significantly decrease our marketing expenses. We will reevaluate our marketing efforts based on economic performance.

Product development. Product development expenses went to $0 for the three months ended September 30, 2002, from the di minimus amount of approximately $81 for the three months ended September 30, 2001. We have phased out initiatives requiring any outlay for product development.

General and administrative. General and administrative expenses increased to approximately $320,321 for the three months ended September 30, 2002 from approximately $153,419 for the three months ended September 30, 2001. This increase is the result of the Company amortizing the value of the stock issued to employees as a result of the Company adopting Statement of Financial Accounting Standards ("SFAS") 142 effective July 2001. The company issued stock to employees under the 2002 Executive and Officer Retention and Recognition Plan valued at approximately $518,000 in January of 2002, and is amortizing the value of the stock over a period of one year at an amount of approximately $129,542 each quarter. For a further discussion on the application of SFAS 142, please see the section entitled Recent Accounting Pronouncements in Part 1.

Amortization of intangibles. Amortization of intangible expenses remained at $0.00 for the three months ended September 30, 2002 as it was for the same period in the prior year. The zero amount of amortization of intangibles is the result of the Company adopting SFAS 142, which resulted in the Company no longer amortizing its existing goodwill. For the period ended September 30, 2001, the Company did record an impairment charge of $70,826 pursuant to the guidelines of SFAS 142.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $3,290 for the three months ended September 30, 2002, from approximately $8,319 for the three months ended September 30, 2001. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Impairment of Goodwill. There was no impairment of goodwill for the three months ended September 30, 2002. As a result of the Company adopting SFAS 142, we have previously recorded an impairment charge which was reported as a cumulative effect of change in accounting principle.

Other income (loss). Net other loss was approximately $10,255 for the three months ended September 30, 2002, as compared to net other loss of $3,108 for the three months ended September 30, 2001. The increase was due to higher interest costs due to our increased level of borrowing from related parties.

Income Taxes. As we have stated before, we have not recorded our income tax benefit of approximately $4 million primarily due to loss carry forwards from continuing operations. Net operating loss carryforwards of approximately $11 million may be used to offset future United States income taxes and which begin to expire in 2019. A valuation allowance was recorded due to the uncertainty surrounding the realization of deferred tax assets.

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

During our first three months of 2002, we sustained operating losses of $274,161 compared to operating losses of $193,287 for the three months ended September 30, 2001. The increase in operating losses of $80,874 was due primarily to an increase in general and administrative expenses of $166,902 offset only by an increase in net revenues of $23,279.

Net cash provided by financing activities was $24,080 for the three months ended September 30, 2002 compared to $100,000 for the three months ended September 30, 2001. We are continuing in our efforts to raise additional capital.

The Company had a total stockholders' equity of negative $1,055,410 on September 30, 2002 compared to stockholders equity of negative $916,530 on September 30, 2001, a decrease of $138,880.

As of September 30, 2002, our working capital position decreased $530,989 from a negative $747,696 at September 30, 2001 to a negative $1,231,923 primarily as a result of an increase in payroll and taxes payable of $99,013, an increase in notes payables to related parties of $159,932, an increase in other accrued expenses of $41,660, and an increase in management fees due to related parties of $47,296.

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

On August 26, 2001, the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement had been declared effective within one year after the Investment Agreement was executed by the parties. Under the termination clause of the Investment Agreement, we are required to pay a termination fee in the amount of $200,000.00 as a result of the registration statement not being timely declared effective. We have discussed the status of the Investment Agreement with Swartz and we intend to negotiate terms favorable to each party to resolve this matter. As of September 13, 2002, Swartz has not demanded the termination fee. We have recorded a reserve of $50,000.00 for these potential damages based on probable outcomes to resolve this matter.

In August 2001, we entered into an agreement with Rubenstein Public Relations, Inc. ("Rubenstein") for investor and public relations services. Since entering into this agreement, a dispute has arisen between us and Rubenstein relating to unpaid fees allegedly owed by us to Rubenstein, the value of services provided by Rubenstein to us, and the termination date of the agreement. Rubenstein claims we owe them $47,076 under the agreement. We value the unpaid balance of the claim, if any, to be no more than $19,500. The parties are currently trying to negotiate an amicable agreement.

Item 2.  Changes in Securities and Use of Proceeds

Unless otherwise noted, the following transactions for the Registrant's first quarter of fiscal 2002 were all classified as the sale or transfer of unregistered securities issued pursuant to an exemption from registration under

Section 4(2) of the Securities Act. All such sales or transfers were without direct or indirect general solicitation or advertising. In addition, to the best of the Registrant's knowledge, the share recipient was sophisticated in financial investments and received a variety of financial and other information from and about the Registrant and had access to the Registrant's reports filed with the Securities and Exchange Commission.

In one transaction during the quarter, 35,000 restricted common shares were issued to Mr. Kui Lam Lai in exchange for $5,740.00 U.S

During the quarter, we also issued a Convertible Promissory Note to Asia Pacific Ventures for $12,000 dated September 5, 2002 and due on November 30, 2002. Under the Note, we are obligated to issue restricted common shares of the Company at a conversion price of $0.10 per share of the then outstanding principle and interest if upon the maturity date of the loan the outstanding principle and accrued interest has not been paid in full.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

-----------------------------------------

(a) INDEX TO EXHIBITS

Number of
Item
Assigned in
Regulation
S-B, Item 601     Description of Exhibit
--------------    ---------------------
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

(a) INDEX TO EXHIBITS (continued)

Number of
Item
Assigned in
Regulation
S-B, Item 601     Description of Exhibit
--------------    ---------------------

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


(a) INDEX TO EXHIBITS (continued)

Number of
Item
Assigned in
Regulation
S-B, Item 601     Description of Exhibit
--------------    ---------------------
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

(a) INDEX TO EXHIBITS (continued)

Number of
Item
Assigned in
Regulation
S-B, Item 601     Description of Exhibit
--------------    ---------------------
                               10.18.   2002  Employee  and  Officer  Retention  and
                               Recognition   Plan   (Incorporated  by  reference  to
                               Exhibit  10.18.  to Form 10QSB,  filed  February  19,
                               2002, File No.: 000-28377).

                               10.19.  Convertible Promissory Note dated January 31,
                               2002,  (Incorporated by reference to Exhibit 10.19 to
                               Form 10QSB, filed May 15, 2002, File No.: 000-28377).

                               10.20.   Promissory   Note  dated   April  30,   2002
                               (Incorporated  by reference to Exhibit  10.20 to Form
                               10QSB, filed May 15, 2002, File No.: 000-28377).

                               10.21.  Form of  Warrant  Issued to Larry  Tint dated
                               March 12, 2001  (Incorporated by reference to Exhibit
                               10.21 to Form 10QSB, filed May 15, 2002, File No.: 000-28377).

                               10.22. Form of Warrant Issued to Owen Nacarrato dated March
                               12, 2001 (Incorporated by reference to Exhibit 10.22 to Form 10QSB, filed May 15, 2002, File No.: 000-28377).

                              10.23  Employment agreement of Wing Yu dated July 30, 2001
                              (incorporated by reference to Exhibit 10.23 to form 10KSB, filed October 15, 2002, File No. 000-28377).

                              10.24 Addendum to Management and Consulting Agreement Between
                              Us and  SharpManagement, LLC, dated May 28, 2002 (incorporated by reference to Exhibit 10.24 to form 10KSB, filed October 15,
                              2002, File No. 000-28377).

                              10.25 Promissory Note dated September 3, 2002, attached hereto.

                              10.26  Convertible  Promissory  Note dated  September 5, 2002, attached hereto.

  (21)                        21.1. List of subsidiaries  of registrant.  (Incorporated  by reference  to Exhibit 21.1 to Form 10-K filed  September  28,
                              2000, File No.: 000-28377)

  (99)                        99.1  Certification of Periodic Financial Reports Pursuant to 18
                              U.S.C. Section 1350, attached hereto.

(b) Reports on Form 8-K: None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FINANCIALCONTENT, INC.


/S/ WING YU
-----------------------
   (Wing Yu)
   Director and
   Chief Executive Officer

Date: November 18, 2002



                                 CERTIFICATION

I, Wing Yu, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FinancialContent, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/S/ WING YU
------------------------------------------
    Wing Yu
    Director and Chief Executive Officer

                                 CERTIFICATION

I, Jeff Ho, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FinancialContent, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/S/ JEFF HO
----------------------------
    Jeff Ho
    Controller