Form 10QSB
period 2002-12-31
FINANCIALCONTENT INC
filed 2003-02-18
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

                For the quarterly period ended 12/31/02.

                                   or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period [n/a].

                         Commission file number: 0-28377
 -------------------------------------------------------------------------------
                             FINANCIALCONTENT, INC.
             (Exact Name of Registrant as Specified in its Charter)
 -------------------------------------------------------------------------------

             Delaware                                         94-3319536
 --------------------------------                       ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                      400 Oyster Point Boulevard, Suite 435
                       So. San Francisco, California 94080
                    (Address of principal executive offices)

                                 650 / 837-9850
                         Registrant's telephone number)

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

Yes: [ ]   No: [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,123,059.

Part I--Financial Information

Item 1.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

              ----------------------------------------------------

                                DECEMBER 31, 2002






                                 C O N T E N T S
                                 ---------------



         Consolidated Balance Sheets...................................F1 - F2

         Consolidated Statements of Operations..............................F3

         Consolidated Statements of Cash Flows..............................F4

         Notes to the Financial Statements............................F5 - F14


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2002 AND JUNE 30, 2002








                             ASSETS             December 31,    June 30,
                             ------                2002           2002
                                              --------------   ---------
                                               (UNAUDITED)
(AUDITED)
Current Assets:
  Cash and cash equivalents                       $  22,835    $   4,162
  Short-term investments in marketable securities     1,600        1,898
  Accounts receivable - trade, net                     --          5,640
  Prepaid expenses                                      750        5,855
  Deposits                                            6,945       13,864
                                                  ---------    ---------

    Total Current Assets                             32,130       31,419
                                                  ---------    ---------

Property and Equipment :
  Office furniture                                   12,112       12,112
  Equipment                                          84,257       84,257
                                                  ---------    ---------

    Property and Equipment, cost                     96,369       96,369

  Accumulated depreciation                          (69,229)     (62,649)
                                                  ---------    ---------

    Property and Equipment, net                      27,140       33,720
                                                  ---------    ---------

Other Assets:
  Long-term investments                             143,084      143,084
  Intangible assets, net                              3,000        3,000
                                                  ---------    ---------

    Total Other Assets                              146,084      146,084
                                                  ---------    ---------

     Total Assets                                 $ 205,354    $ 211,223
                                                  =========    =========

             See accompanying notes to these financial statements.


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    AS OF DECEMBER 31, 2002 AND JUNE 30, 2002



                                                                     December 31,     June 30,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                  2002            2002
                  ------------------------------------              ------------    ------------

(UNAUDTIED) (AUDITED)
Current Liabilities:
 Accounts payable                                                   $    142,372    $    148,507
 Management fees due to related party                                    150,000         120,000
 Payroll and taxes payable                                               123,628          89,090
 Income taxes payable                                                      3,600           2,400
 Accrued interest                                                         62,636          39,027
 Other accrued expenses                                                   82,421          59,213
 Deferred revenue                                                          4,335           4,915
 Note payable - related parties                                          335,858         300,109
 Notes payable - other                                                    14,589          14,589
 Reserve for termination of investment agreement                          50,000          50,000
 Accrued expenses - discontinued operations                              122,394         122,394
 Payable to officer - discontinued operations                             60,000          60,000
 Payroll and sales taxes payable - discontinued operations               117,509         117,509
                                                                    ------------    ------------

  Total Current Liabilities                                            1,269,342       1,127,753
                                                                    ------------    ------------


Stockholders' Equity:
 Preferred stock, $0.001 par value; 200,000,000 shares authorized;
  none issued or outstanding                                                --              --
 Common stock, $0.001 par value; 900,000,000 shares authorized;
  7,108,059 and 6,753,059 issued and outstanding, respectively             7,108           6,753
 Additional paid-in-capital                                           15,427,795      15,363,210
 Deferred compensation                                                   (43,180)       (302,266)
 Accumulated other comprehensive loss                                    (66,999)        (66,999)
 Accumulated deficit                                                 (16,388,712)    (15,917,228)
                                                                    ------------    ------------

  Total Stockholders' Equity                                          (1,063,988)       (916,530)
                                                                    ------------    ------------

  Total Liabilities and Stockholders' Equity                        $    205,354    $    211,223
                                                                    ============    ============



             See accompanying notes to these financial statements.


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                     Three Months Ended December 31,        Six Months Ended December 31,
                                                         2002              2001                 2002             2001
                                                     ------------------------------        ------------------------------
                                                              (UNAUDITED)                            (UNAUDITED)
Revenues:
    Net revenues                                     $   103,510        $    60,868        $   195,466        $   129,545
    Costs of revenues                                    (17,501)            (5,625)           (21,501)           (10,750)
                                                     -----------        -----------        -----------        -----------
                                                          86,009             55,243            173,965            118,795
                                                     -----------        -----------        -----------        -----------

Operating Expenses:
    Business development                                  15,178             23,081             42,444             40,169
    Sales and marketing                                     --                9,100                500             13,098
    Product development                                   13,787               --               13,787                 81
    General and administrative                           237,123            210,797            557,444            364,216
    Amortization and depreciation                          3,290              8,319              6,580             16,638
                                                     -----------        -----------        -----------        -----------
       Total operating expenses                          269,378            251,297            620,755            434,202
                                                     -----------        -----------        -----------        -----------

        Loss from operations                            (183,369)          (196,054)          (446,790)          (315,407)
                                                     -----------        -----------        -----------        -----------

Other Income (loss):
    Interest income                                         --                 --                  153                139
    Dividend income                                         --                    3               --                   12
    Other income                                            --                 --                  (38)              --
    Interest expense                                     (13,354)            (3,256)           (23,609)            (6,512)
                                                     -----------        -----------        -----------        -----------
       Total other income(expense)                       (13,354             (3 253            (23 494             (6,361)
                                                     -----------        -----------        -----------        -----------

    Net loss before cumulative change in
       accounting principle                          $  (196,723)       $  (199,307)       $  (470,284)       $  (321,768)

    Cumulative effect of change in accounting
    principle                                               --              (70,826)              --              (70,826)

    Net loss before taxes                               (196,723)          (270,133)          (470,284)          (392,594)

    Provision for income tax                                (600)            (1,200)            (1,200)            (1,200)
                                                     -----------        -----------        -----------        -----------
          Net loss                                      (197,323)          (271,333)          (471,484)          (393,794)

Other comprehensive income:
    Unrealized loss on securities                           --                 --                 --                 --
                                                     -----------        -----------        -----------        -----------

          Comprehensive loss                         $  (197,323)       $  (271,333)       $  (471,484)       $  (393,794)
                                                     ===========        ===========        ===========        ===========


Net loss per share (basic) (Note 1)                  $    (0.029)       $    (0.090)       $    (0.069)       $    (0.193)
Net loss per share (diluted) (Note 1)                $    (0.029)       $    (0.090)       $    (0.069)       $    (0.193)

Shares used in per share calculation - basic           6,841,738          3,010,284          6,814,880          2,040,327
                                                     ===========        ===========        ===========        ===========
Shares used in per share calculation - diluted         6,841,738          3,010,284          6,814,880          2,040,327
                                                     ===========        ===========        ===========        ===========



             See accompanying notes to these financial statements.


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                            2002         2001
                                                         ---------    ---------

Operating Activities:
   Net Loss                                              $(471,484)   $(393,794)
Adjustments to reconcile net (loss)
to net cash provided by (used
in) operating activities:
   Compensation expense on warrants granted                259,086         --
   Cumulative effect of change in accounting principle        --         70,826
   Amortization and depreciation                             6,580       16,638
   Issuance of common stock for services                     4,997         --

Changes in operating assets and liabilities:
 Accounts receivable - trade, net                            5,640      (14,126)
 Deposits                                                    6,919        8,483
 Prepaid expenses                                            5,105       (5,000)
 Bank overdraft                                               --         11,034
 Income tax payable                                          1,200         --
 Accounts payable                                           (6,132)      19,401
 Management fees due to related party                       30,000       30,000
 Payroll and taxes payable                                  34,538         --
 Deferred revenue                                             (580)        --
 Accrued interest                                             --           --
 Accrued liabilities                                        46,817       (5,478)
                                                         ---------    ---------

   Net cash used in operating activities                   (77,314)    (262,016)
                                                         ---------    ---------
Investing activities:
 Investment in marketable securities                          --           --
 Purchase of property and equipment                           --         (6,587)
 Sale ofmarketable securities                                  298         --
                                                         ---------    ---------

   Net cash provided by investing activities                   298       (6,587)
                                                         ---------    ---------
Financing activities:
 Proceeds from sale of common stock                         59,940      125,000
 Payments on amounts due to related parties                 (5,000)        --
 Notes payable - related party                              40,749      125,000
                                                         ---------    ---------

   Net cash provided by financing activities                95,689      250,000
                                                         ---------    ---------

   Increase (Decrease) in cash and cash equivalents         18,673      (18,603)

Cash and cash equivalents, beginning of period               4,162       18,603
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $  22,835    $    --
                                                         =========    =========


Supplemental disclosures of cash flow information:
 Cash paid during the period for
   Interest                                              $    --      $    --
                                                         =========    =========
   Taxes                                                 $    --      $    --
                                                         =========    =========

   Conversion of notes payable into common stock         $    --      $  75,000
                                                         =========    =========
   Issuance of common stock for services                 $   5,000    $    --
                                                         =========    =========

             See accompanying notes to these financial statements.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------------
                                DECEMBER 31, 2002



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

Effective November 2001, shareholders representing approximately 76% of the issued and outstanding shares of Common Stock of the Company and the Board of Directors approved the following:

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------------
                                DECEMBER 31, 2002



1.       Summary of Significant Accounting Policies
         ------------------------------------------

B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Financial Content, Inc.; a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended December 31, 2002, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


C.       Revenue Recognition

The Company's revenues are derived by redistributing financial data and information (e.g., stock quotes) via its proprietary software on a subscription basis.

The Company's second source of revenues is the distribution of advertisements and reports on behalf of growth stock companies via electronic mail to the Company's opt-in email distribution list. This opt-in email list was obtained through marketing efforts in its family of investment-related websites.


D.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three- and six-month periods ended December 31, 2002 and 2001.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------------
                                DECEMBER 31, 2002



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------------
                                DECEMBER 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at December 31, 2002.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -----------------------------------------------------------
                                DECEMBER 31, 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------

I.       Recent Accounting Pronouncements (continued)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The Company will adopt FSAS 146 for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company would be the quarter ending September 30, 2003. The Company is currently assessing what the impact of the guidance would be on our financial statements.



2.       Income Taxes

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset.

3.       Investments


At December 31, 2002, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                                         Gross              Gross              Gross            Estimated
                                                       Amortized         Unrealized          Unrealized         Fair Value
                                                         Cost               Gain                Loss
                                                       --------          -----------          --------           --------

  Equity securities - public                           $ 10,000          $      --            $ (8,400)          $  1,600
                                                       --------          -----------          --------           --------

  Total short-term investments                           10,000                 --              (8,400)             1,600

  Corporate equity securities,                          194,140                 --             (51,056)           143,084
                                                       --------          -----------          --------           --------

    Total                                              $204,140          $      --            $(59,456)          $144,684
                                                       ========          ===========          ========           ========


At June 30, 2002, short- and long-term investments in marketable securities were classified as available for sale as follows:


                                                         Gross              Gross               Gross
                                                       Amortized         Unrealized           Unrealized         Estimated
                                                         Cost                Gain               Loss             Fair Value
                                                       --------          -----------          --------           --------



  Equity securities - public                           $ 10,298          $      --            $ (8,400)          $  1,898
                                                       --------          -----------          --------           --------

  Total short-term investments                           10,298                 --              (8,400)             1,898


  Corporate equity securities,
  privately-held                                        194,140                 --             (51,056)           143,084
                                                       --------          -----------          --------           --------


     Total                                             $204,438          $      --            $(59,456)          $144,982
                                                       ========          ===========          ========           ========


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

Warrants

As of December 31, 2002, the company has outstanding warrants, which are convertible into 106,667 (adjusted for 1-for-60 reverse split) shares of common stock.

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


Common Stock Issuances

On September 21, 2002, the Company in a private placement sold 35,000 shares of its unregistered, restricted common stock for $5,740.

Starting in September 2002, the Company commenced a private placement offering wherein a private party agreed to purchase 1,500,000 common shares at $0.164 per share. The terms of the offering require that shares be purchased in minimum blocks of 300,000 common shares. Upon the private party purchasing the entire block of 1,500,000 shares, the company will issue warrants which entitles the holder to purchase 400,000 common shares at an exercise price of $0.125 per share.

The common stock and the warrants are separately transferable. Each warrant will be immediately exercisable upon issuance and shall remain exercisable for a period of five years from its date of issuance. The minimum purchase is 300,000 shares ($49,200), except that the Company in its sole discretion may accept subscriptions for fewer Units. The individual party has purchased 300,000 common shares as of December 31, 2002.

         -------------------------

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The total shares sold under the two private placement offering as of December 31, 2002 were 335,000 common shares. Net proceeds from the private placement were $54,940

During the period ended December 31, 2002, the Company issued 20,000 shares of registered common stock, having a market value of $5,000, to an individual for consulting services.



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

During the six-month period ended December 31, 2002, APV advanced to the Company an additional $37,000, and the notes bear an interest rate of 12% per annum. As of December 31, 2002, amounts due to APV are $252,000. The notes are due on demand and bear an annual interest rate of 12%. The Company repaid $5,000 to APV during the three-month period ended December 31, 2002.


B.       Wilfred Shaw

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

During the six-month period ended December 31, 2002, Mr. Shaw advanced to the Company an additional $6,340, and the note bears an interest rate of 12% per annum.

         --------------------------

C. SharpManagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of December 31, 2002 and June 30, 2002, SharpManagement is due $150,000 and $120,000, respectively.


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

         -----------------------------

B.       Operating Leases

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The Company leases the facility under a 38-month agreement that terminates on July 31, 2005. All operations including system development, control, and maintenance are now performed at this facility.

For the six months ended December 31, 2002 and 2001, rent expense was $21,772 and $19,646, respectively.



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

Management raised additional capital through equity and debt offerings during the six-month period ended December 31, 2002, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the six months ended December 31, 2002, the Company obtained additional debt financing from related parties to meet working capital needs, and the Company concluded two private placement equity offerings.



8.       Subsequent Events
         -----------------
In January 2003, the Company issued 15,000 shares of its registered common stock to an individual in lieu of cash compensation that had a market value of $3,750.

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

We were incorporated in the State of Delaware on October 15, 1996. Through the auspices of our wholly owned subsidiary, FinancialContent Services, Inc, incorporated in the State of Delaware on May 10, 2000, we provide a turnkey content management and delivery system that streamlines the process of aggregating and integrating the content into any platform. We assume responsibility for securing and arranging content feeds. We also take care of the normalization of disparate data formats into XML, thereby ensuring data integrity.

We offer a suite of financial data and tools for clients seeking speed of deployment, simplicity, and reasonable pricing. The Company has dramatically improved the process of integrating and aggregating financial data by reducing implementation into a non-technical task. Through FinancialContent, clients have access to the data within hours rather than weeks or months.

We facilitate the process by which clients secure all the necessary rights and licenses relating to the use of financial data. Clients have access to a wide range of content included in the standard service as well as a wide range of premium content available a la carte. The product offering currently includes stock quotes, company news, SEC filings, company profiles, economic data, import/export data, interest rates, treasury summaries, currency data, patent filings, and more.

We also offer customization services and optimized deployment for customers with an existing Internet, intranet, or legacy infrastructure and with greater security and bandwidth needs. Such customization services are offered on a contract basis and come with the same aggressive implementation schedule, supporting documentation, and reliable service. Customization services are also handled on behalf of resellers and enterprise information portal service providers.

Content currently available for deployment includes:

        o    Quotes and Charts
        o    Delayed stock quotes
        o    Stock charts (historical)
        o    Delayed SEC filings
        o    Company profiles
        o    Market snapshots
        o    Watch list
        o    Portfolio manager
        o    Market movers
        o    Scrolling Ticker
        o    Symbol Lookup
        o    Company news
        o    Market commentary
        o    Top stories
        o    Scrolling news
        o    Investment glossary
        o    Market humor
        o    Market polls
        o    Calculators
        o    Discussion boards

Content in the development pipeline or securable through content sellers includes: o Real-time stock quotes o Filtered news o Real-time SEC filings o
Technical analysis charts o Advanced company profiles o 3rd party research reports o Earnings and estimates schedule o Insider trading information o Currency conversion tables o Government economic indicators o Industry news from over 5000 sources categorized into over 100 categories

We offer our product line through a Standard Package, an IR Package and Individual Solutions. The Standard Package consists of the 15 most popular content modules. The IR Package provides public companies a cost-effective method for placing investor relations content on their website, including company specific stock quotes, SEC filings and press releases. Individual Solutions include upgrades to premium content, and customization services and optimized deployment for clients with existing Internet, intranet, or legacy infrastructure, and with greater security and bandwidth needs.

We also empower clients with an online application that truly enables the customization of content. Clients can select from a set of templates, or build custom components to create their own templates. We guarantee standard integration in under a week. Average deployment time for the current client base is under two business days.

Once the Client has determined the need for content, engaging us generates an instant ROI given the fact that no time and resources are spent to secure the content. Furthermore, instant ROI is realized through the reduction or elimination of support staff usually required to build and maintain the hardware infrastructure.

From the client's perspective, the benefits of using our solution includes:
        o    Usage-based pricing
        o    True "click-and-publish" customization capabilities
        o    Intuitive, seamless integration
        o    Fully-branded hosted solutions
        o    Reliable, scalable infrastructure
        o    Speed to market
        o    Outstanding customer support


The Technology:

The FinancialContent Services platform is a feature-rich, highly-scalable architecture that empowers clients with granular control over content, layout and presentation with changes updated in real-time. Clients have access to an online toolkit with control of both the private-label output and JavaScript modules that drive traffic to the private-label output. These modules can be deployed quickly and seamlessly to match the "look and feel" of any web or enterprise environment.

We aggregate content from multiple sources and normalizes the data into XML. Using server-side XSLT, the content is dynamically parsed to meet the client's layout and presentation requirements.

We essentially package financial data into discrete, manageable, interactive content modules that are delivered through an automated online platform or embedded into 3rd party enterprise environments. The content may be static or dynamically categorized, filtered, searchable, and enabled for web or wireless alerts. The content may also be personalized by individuals or customized by content administrators.

The online toolkits made available to clients deploying Studio 3.0 control both the private-labeled output and JavaScript content modules that link to the private-labeled page. These modules can be deployed quickly and seamlessly to match the "look and feel" of the client's website or enterprise environment. The client never has to worry about administration or upkeep of the infrastructure because FinancialContent hosts both the content module and the private labeled page.

Our Version 3.0 offers the following features:
        o     Enhanced granular customization over all visual and data elements
        o     Template driven customizable Private Label Pages
        o     Ability to manage multiple deployments or accounts
        o     Ability to save and edit multiple versions of your solution
        o     Extensible framework using industry standard XML and XSLT
        o     Java-based backend optimized for robust deployment
        o     Fully modular architecture
        o     Fully scalable to accommodate new or custom content
        o     Fastest and most reliable infrastructure on the market

The Infrastructure:

FinancialContent Services maintains a robust and scalable architecture to ensure 99.999% uptime against full system failure. The system is designed to be fault-tolerant with redundant connections to Internet backbones. Monitored 24/7, it has been designed to provide clients with reliability and performance.

Customer Base:

We currently deploy our private label solution across a client base of over 120 global companies maintaining either online presence and/or intranet platforms. We sell our services directly to businesses that in turn conduct business as retail financial channels, subscription services, internal knowledge databases, value-added design services, and investor relations packages. Clients pay a modest setup fee, followed by monthly subscription fees based on usage. We have maintained a 95% client retention rate since its commercial launch in February 2001. FinancialContent Services also assists clients with business development opportunities, such as introductions to sponsors and co-marketing and/or reselling of end applications and web destinations.

The client base represents a cross-section of many online businesses, including financial services providers, and new media publishers. We also work with clients to re-package its product into a bundle of services specific to their respective customers.

FinancialContent Services has a client base of over 120 companies worldwide, including:

o       Adaptec - storage access solution provider
o       Adobe Europe - imaging software developer
o       Bayer Corporation - international health care and chemicals group
o       Biospace - Research firm for pharmaceuticals industry
o       Black Enterprise - print  media  company  and  online  community
o       Cinapsys  - online  investor relations firm
o       Curis - pharmaceutical firm o Entrust Capital - investment bank
o       eMap -  European  publisher  and media  company
o       Friedman  Billings  Ramsey - investment  bank
o       Granite Bank - regional  bank
o       Internet  Wire - company news distributor  and  multimedia  syndicator
o       Jackson  State Bank - regional bank
o       MacReport - investor website
o       Pacer  International - global logistics company
o       Salix  Pharmaceuticals - pharmaceutical  firm
o       San Francisco Chronicle - online and print  media  company
o       San Mateo  Daily  Journal - print  media  company
o       Synacor  - portal  solution  provider
o       TheSubway.com  -  investor  website
o       Transamerica  Financial  Institutions - financial  services  provider
o       Viavid - online investor relations firm
o       WallSt.net - investor website

Customer Service:

We currently maintain a support staff that is available 24 hours a day. FinancialContent Services averages approximately ten support queries a month, the majority of which are resolved within two hours.

Growth Strategy:

Our objective is to be the industry's preferred integrator of financial data and tools. Key elements of our strategy include:

TARGETING VERTICAL MARKETS
We target businesses in industries that require robust online market analysis tools and financial information on their web sites. We have developed and will continue to develop content packages targeting specific industries. We focus our sales and marketing efforts across many sectors, including, but not limited to, traditional and online brokerage firms, commercial banks, asset managers, web portals, media companies, electronic communication networks, and insurance companies.

DEVELOPING STATE-OF-THE-ART TECHNOLOGY
We intend to develop and market innovative products and services to attract and retain clients. We plan to migrate our JavaScript-based editor to a pure Java version to ensure compatibility with the latest browsers. We continuously develop new delivery and caching systems to maximize the scalability and availability of the data delivery service.

PURSUING STRATEGIC ALLIANCES
We intend to accelerate its sales and marketing efforts and technology development, and gain access to compelling content, applications and functionality, through strategic alliances. FinancialContent Services will consider acquisitions of businesses that can complement its products and services, provide access to new markets, and increase profit margins.

Target Markets:

WEB PORTALS AND NEW MEDIA COMPANIES
Internet portals and new media companies either create proprietary content or aggregate content from various sources to attract and retain visitors. Most of these sites include financial content as one of the key content elements included for this purpose. Many of these sites prefer to have a solution that can be private labeled with relative ease.

ENTERPRISE INFORMATION PORTALS
Major corporations are increasingly using intranet software, called enterprise information portals (EIPs), to manage widely-dispersed content that is generated internally or secured from 3rd party providers. EIPs are designed to maintain control, ensure security, and improve productivity for its users. EIPs generally target customers in specific vertical or industry niches, such as telecommunications providers, legal firms, and insurance companies. The financial content components are outsourced by the EIPs to companies like FinancialContent Services to leverage the company's expertise in financial data management.

FINANCIAL SERVICES FIRMS
Many financial services firms, including brokerages, commercial banks and credit unions are beginning to offer full scope financial portals and brokerage services. Banks in particular are developing more comprehensive financial solutions for their consumers and will expand their offerings to include investment financial information and analytical tools. FinancialContent Services is able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

MUTUAL FUNDS/ASSET MANAGEMENT FIRMS
These companies typically have an established web presence and license specific applications and functionality. The business objective of these clients is to differentiate themselves with a more compelling user experience or by offering a more cost effective data solution for its advisors. FinancialContent Services is able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

INVESTOR RELATIONS DEPARTMENT & FIRMS
Corporations either maintain their own corporate investor relations webpages or outsource them to investor relations firms in order to foster positive investor relations. Typically, these pages include the company's specific stock quote, fundamental data and access to SEC reports. FinancialContent Services allows a nontechnical investor relations assistant to maintain the company's corporate website in a timely manner.

Content Partnerships:

We are engaged in a very partnership-intensive industry as financial data is compiled from a multitude of sources. These partners help add depth and breadth to the company's product offering, and are possible opportunities for the company to become value-added resellers on behalf of these partners. Key content partners include S&P Comstock, Briefing.com, Internet Wire, PR Newswire, StreetInsider, SSD Data Service, providing a range of content that includes stock quotes, news, company profiles, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for FinancialContent Services.

Strategic Partnerships:

We are engaged in partnerships that can extend the reach of our products. Partners, such as enterprise information portals, provide a software platform for the delivery of FinancialContent Services modules. These partners assume the responsibility of marketing and selling the modules allowing us to focus on the development and delivery of the modules. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new strategic partners is an ongoing business development effort for FinancialContent Services.

Marketing:

We market our products through direct contact with webmasters, content managers, and members of the press and Internet media. Since FinancialContent gets exposure simply by being deployed, the company expects viral and brand marketing to continue contributing to the company's growth and acquisition of new customers. We will also attend trade exhibitions and implement a program for resellers to bundle FinancialContent Services modules with value-added services. Targeted trade shows include the Jupiter Financial Services Expos and Financial Technology Expos.

We also maintain a number of showcase websites for the purpose of attracting inbound inquiries. Potential clients and the general public may access the websites free of charge. We do not intend to invest any resources into the marketing of these websites. The websites help create company awareness, generate initial client contacts, and are expected to continue generating inbound inquiries.

Product Development:

FinancialContent Services is constantly improving the depth and breadth of its content offering and the capabilities of its toolkit.

DEVELOPMENT BASED UPON CLIENT NEEDS
FinancialContent Services maintains close relationships with its clients to gain feedback and to ascertain their needs. Requests made by existing clients receive the highest priority in the development process. We maintain an open channel with its clients through a newsletter that also solicits feedback and suggestions.

DEVELOPMENT BASED UPON ANTICIPATED MARKET NEEDS
FinancialContent Services anticipates market needs by staying current with industry news and trends, and identifying features that are offered by competing companies. We maintain a schedule to launch a minimum of two new content modules every month.

DEVELOPMENT BASED UPON SHEER INNOVATION
FinancialContent Services will continue to improve on its online toolkit, which sets the company's offerings apart from all its competitors. We offer the industry's most powerful integration tool for webmasters that incorporate the latest recommendations drawn from independent research and user tests.

Results of Operations for the three months ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

Revenues increased to approximately $103,510 for the three months ended December 31, 2002, from approximately $60,868 for the three months ended December 31, 2001. This increase in revenues is attributed to the ongoing growth in the number and size of our clients over the last year . We began charging a recurring licensing fee for the rights to use FinancialContent Service's platform on February 28, 2001.

Business Development. Business development expense decreased to $15,178 for the three months ended December 31, 2002, from $23,081 for the same period in the prior year. This decrease primarily resulted from this expense being paid by from other sources.

Sales and marketing. Sales and marketing expenses decreased to approximately $0 for the three months ended December 31, 2002, from approximately $9,100 for the three months ended December 31, 2001. Our success in marketing and sales comes from our product and services being deployed on the Internet. This type of viral marketing has allowed us to significantly decrease our marketing expenses. We will reevaluate our marketing efforts based on economic performance.

Product development. Product development expenses increased to $13,787 for the three months ended December 31, 2002, from approximately $0 for the three months ended December 31, 2001. This increase is the result of fees paid to outside business consultants.

General and administrative. General and administrative expenses increased to approximately $237,123 for the three months ended December 31, 2002 from approximately $210,797 for the three months ended December 31, 2001. This increase is the result of the Company amortizing the value of the stock issued to employees as a result of the Company adopting Statement of Financial Accounting Standards ("SFAS") 142 effective July 2001. The company issued stock to employees under the 2002 Executive and Officer Retention and Recognition Plan valued at approximately $518,000 in January of 2002, and is amortizing the value of the stock over a period of one year at an amount of approximately $129,542 each quarter. For a further discussion on the application of SFAS 142, please see the section entitled Recent Accounting Pronouncements in Part 1.

Amortization of intangibles. We no longer include amortization of intangibles in our financial statements because we not longer amortize our existing goodwill pursuant to our adoption of SFAS 142. For the period ended December 31, 2001, the Company did record an impairment charge of $70,826 pursuant to the guidelines of SFAS 142.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $3,290 for the three months ended December 31, 2002, from approximately $8,319 for the three months ended December 31, 2001. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Impairment of Goodwill. We no longer impair our goodwill pursuant to our adoption of SFAS 142, which resulted in us previously recording an impairment charge which was reported as a cumulative effect of change in accounting principle.

Other income (loss). Net other loss was approximately $13,354 for the three months ended December 31, 2002, as compared to net other loss of $3,253 for the three months ended December 31, 2001. The increase was due to higher interest costs due to our increased level of borrowing from related parties.

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

For the three months ended December 31, 2002, we sustained operating losses of $183,369 compared to operating losses of $196,054 for the three months ended December 31, 2001. The decrease in operating losses of $12,685 was due primarily to an increase in net revenues of $42,642, a decrease in sales and marketing expense of $9,100, and a decrease in business development expense of $7,903, offset by an increase in general and administrative expenses of $26,326 and an increase in costs of revenues of $11,876.

Net cash provided by financing activities was $298 for the three months ended December 31, 2002 compared to ($9,551) for the three months ended
December 31, 2001. The increase is the result of property and equipment purchases of $9,253 during the period ending December 31, 2001.

The Company had a total stockholders' equity of negative $1,063,988 on December 31, 2002 compared to stockholders equity of negative $916,530 on December 31, 2001, a decrease of $147,458.

As of December 31, 2002, our working capital position decreased in the amount of $437,504 to a negative $1,237,212 from a negative $799,708 at December 31, 2001 primarily as a result of an increase in payroll and taxes payable of $114,009, an increase in notes payables to related parties of $177,341, an increase in management fees due related parties of $60,000, and an increase of other accrued expenses of $57,057.

Subsequent Events

On January 2, 2003, we issued 15,000 shares of registered common stock, having a market value of $3,750 to Ely Mandell, an individual, for consulting services.

On February 5, 2003, we announced that StreetIQ will be launched as a subscription service at www.streetiq.com and will include a comprehensive suite of market data, tools and trading alerts, as well as access to premium content offered by many of the industry's leading providers. StreetIQ will offer an enhanced graphical user interface optimized for quick, intuitive retrieval and management of market data. Businesses that subscribe to the service will have administrative control of the content that is made available to their employees. Businesses will also be able to consolidate many of their existing content subscriptions into the StreetIQ platform thereby reducing the cost and overhead of market data management.

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

On August 26, 2001, the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement had been declared effective within one year after the Investment Agreement was executed by the parties. Under the termination clause of the Investment Agreement, we are required to pay a termination fee in the amount of $200,000.00 as a result of the registration statement not being timely declared effective. We have discussed the status of the Investment Agreement with Swartz and we intend to negotiate terms favorable to each party to resolve this matter. As of February 13, 2003, Swartz has not demanded the termination fee. We have recorded a reserve of $50,000.00 for these potential damages based on probable outcomes to resolve this matter.

In August 2001, we entered into an agreement with Rubenstein Public Relations, Inc. ("Rubenstein") for investor and public relations services. Since entering into this agreement, a dispute has arisen between us and Rubenstein relating to unpaid fees allegedly owed by us to Rubenstein, the value of services provided by Rubenstein to us, and the termination date of the agreement. Rubenstein claims we owe them $47,076 under the agreement. We value the unpaid balance of the claim, if any, to be no more than $19,500. Negotiations thus far have not resulted in an amicable resolution.

Item 2.  Changes in Securities and Use of Proceeds

Unless otherwise noted, the following transactions for the Registrant's second quarter of fiscal 2003 were all classified as the sale or transfer of unregistered securities issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act. All such sales or transfers were without direct or indirect general solicitation or advertising. In addition, to the best of the Registrant's knowledge, the share recipient was sophisticated in financial investments and received a variety of financial and other information from and about the Registrant and had access to the Registrant's reports filed with the Securities and Exchange Commission.

Pursuant to an agreement dated September 12, 2002, the Company commenced a private placement offering wherein Stamford Financial Ltd agreed to acquire 1,500,000 common shares of our common stock within 210 days from the date of the agreement at $0.164 per share. The terms of the offering require that shares be purchased in minimum blocks of 300,000 common shares. If the private party purchases the entire block of 1,500,000 shares, the company will issue warrants which entitles the holder to purchase 400,000 common shares at an exercise price of $0.125 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S thereof.

The common stock and the warrants are separately transferable. Each warrant will be immediately exercisable upon issuance and shall remain exercisable for a period of five years from its date of issuance.

The individual party has purchased 300,000 common shares as of December 31, 2002 resulting in net proceeds to the company of $49,200.

On October 8, 2002, the Company issued 20,000 shares of registered common stock, having a market value of $5,000 to Ely Mandell, an individual, for consulting services.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

-----------------------------------------

(a) INDEX TO EXHIBITS

Number of
Item
Assigned in
Regulation
S-B, Item 601   Description of Exhibit
-------------   ----------------------

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

                10.23 Employment agreement of Wing Yu dated July 30, 2001 (incorporated by reference to Exhibit 10.23 to form 10KSB, filed October 15, 2002, File No. 000-28377.)

                10.24 Addendum to Management and Consulting Agreement Between Us and SharpManagement, LLC, dated May 28, 2002 (incorporated by reference to Exhibit 10.24 to form 10KSB, filed October 15, 2002, File No. 000-28377).

                10.25 Promissory Note dated September 3, 2002 (incorporated by reference to Exhibit 10.24 to Form 10QSB, filed November 19, 2001, File No. 000-28377).

                10.26 Convertible Promissory Note dated September 5, 2002 (incorporated by reference to Exhibit 10.25 to Form 10QSB, filed November 19, 2002, File No. 000-28377).

                10.27 Stock and Warrant Purchase Agreement dated September 12th, 2002 between us and Stamford Financial Ltd. attached hereto.

                10.28 Promissory Note dated October 10, 2002 between us and Asia Pacific Venture attached hereto.

                10.29 Promissory Note date November 6, 2002 between us and Asia Pacific Venture attached hereto.

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

                                   SIGNATURE
                                   ---------

FINANCIALCONTENT, INC.


/S/ WING YU
-----------------------
(Wing Yu)
Director, Acting Controller
and Chief Executive Officer

Date: February 14, 2003

                                 CERTIFICATIONS

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

Date: February 14, 2003

/S/ WING YU
--------------------------------------
    Wing Yu
    Director, Chief Executive Officer,
    and Acting Controller