Form 10QSB
period 2003-03-31
FINANCIALCONTENT INC
filed 2003-05-15
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended 03/31/03.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period [n/a].

                         Commission file number: 0-28377

 -------------------------------------------------------------------------------
                             FINANCIALCONTENT, INC.
             (Exact Name of Registrant as Specified in its Charter)
 -------------------------------------------------------------------------------

             Delaware                                          94-3319536
-------------------------------------------------------------------------------
    (State or other jurisdiction                            (I.R.S.  Employer
of incorporation   or   organization)                      Identification No.)



                      400 Oyster Point Boulevard, Suite 435
                       So. San Francisco, California 94080
                    (Address of principal executive offices)

                                 650 / 837-9850
                         (Registrant's telephone number)

 -------------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report.)

 -------------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,309,643.

Part I--Financial Information

Item 1.











                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 MARCH 31, 2003






                                 C O N T E N T S



         Consolidated Balance Sheets....................................1 - 2

         Consolidated Statements of Operations..............................3

         Consolidated Statements of Cash Flows..............................4

         Notes to the Financial Statements.............................5 - 15


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2003 AND JUNE 30, 2002


                             ASSETS                 March 31, 2003    June 30, 2002
                             ------                ---------------    -------------
                                                    (UNAUDITED)
(AUDITED)
Current Assets:
  Cash and cash equivalents                         $   6,189         $   4,162
  Short-term investments in marketable securities         240             1,898
  Accounts receivable - trade, net                      2,622             5,640
  Prepaid expenses                                      2,056             5,855
  Deposits                                              6,945            13,864
                                                    ---------         ---------

    Total Current Assets                               18,052            31,419
                                                    ---------         ---------

Property and Equipment:
  Office furniture                                     12,112            12,112
  Equipment                                            84,257            84,257
                                                    ---------         ---------

    Property and Equipment, cost                       96,369            96,369

  Accumulated depreciation                            (72,518)          (62,649)
                                                    ---------         ---------

    Property and Equipment, net                        23,851            33,720
                                                    ---------         ---------

Other Assets:
  Long-term investments                               143,084           143,084
  Intangible assets, net                                3,000             3,000
                                                    ---------         ---------

    Total Other Assets                                146,084           146,084
                                                    ---------         ---------

      Total Assets                                  $ 187,987         $ 211,223
                                                    =========         =========

                   The accompanying notes are an integral part
                         of these financial statements.

                                   (continued)



                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF MARCH 31, 2003 AND JUNE 30, 2002

                  LIABILITIES AND STOCKHOLDERS' EQUITY                March 31, 2003  June 30, 2002
                  ------------------------------------                --------------  -------------

(UNAUDTIED) (AUDITED)
Current Liabilities:
 Accounts payable                                                    $    158,768    $    148,507
 Management fees due to related party                                     165,000         120,000
 Payroll and taxes payable                                                156,193          89,090
 Income taxes payable                                                       4,200           2,400
 Accrued Interest                                                          68,361          39,027
 Other accrued expenses                                                   116,171          59,213
 Deferred revenue                                                          18,054           4,915
 Note payable - related parties                                           335,858         300,109
 Notes payable - other                                                     14,589          14,589
 Reserve for termination of investment agreement                           50,000          50,000
 Accrued expenses - discontinued operations                               122,394         122,394
 Payable to officer - discontinued operations                              60,000          60,000
 Payroll and sales taxes payable - discontinued operations                117,509         117,509
                                                                     ------------    ------------

  Total Current Liabilities                                             1,387,097       1,127,753
                                                                     ------------    ------------


Stockholders' Equity:
 Preferred stock, $0.001 par value; 200,000,000 shares authorized;
  none issued or outstanding                                                 --              --
 Common stock, $0.001 par value; 900,000,000 shares authorized;
  7,123,059 and 6,753,059 issued and outstanding, respectively              7,123           6,753
 Additional paid-in-capital                                            15,431,530      15,363,210
 Deferred Compensation                                                       --          (302,266)
 Accumulated other comprehensive loss                                     (68,359)        (66,999)
 Accumulated deficit                                                  (16,569,404)    (15,917,228)
                                                                     ------------    ------------

  Total Stockholders' Equity                                           (1,199,110)       (916,530)
                                                                     ------------    ------------

   Total Liabilities and Stockholders' Equity                        $    187,987    $    211,223
                                                                     ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.



                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                           Three Months Ended March 31,  Nine Months Ended March 31,
                                                              2003             2002         2003            2002
                                                           ---------------------------- ----------------------------
                                                                  (UNAUDITED)
(UNAUDITED)
Revenues:
    Net revenues                                          $   112,914    $    86,001    $   308,380    $   215,546
    Costs of revenues                                         (12,421)        (5,875)       (33,922)       (16,625)
                                                          -----------    -----------    -----------    -----------
                                                              100,493         80,126        274,458        198,921
                                                          -----------    -----------    -----------    -----------

Operating Expenses:
    Business development                                       21,598         33,690         64,542         73,859
    Sales and marketing                                          --            8,051           --           21,149
    Product development                                          --             --           13,787             81
    General and administrative                                249,949        247,993        807,393        612,208


    Amortization and depreciation                               3,289          6,053          9,869         22,691
                                                          -----------    -----------    -----------    -----------
       Total operating expenses                               274,836        295,787        895,591        729,988
                                                          -----------    -----------    -----------    -----------

       Loss from operations                                  (174,343)      (215,661)      (621,133)      (531,067)
                                                          -----------    -----------    -----------    -----------

Other Income (loss):
    Interest income                                              --                3            153            142
    Dividend income                                              --                3           --             --
    Other income                                                   90         25,071             52         25,071
    Interest expense                                           (5,839)        (8,154)       (29,448)       (14,666)
                                                          -----------    -----------    -----------    -----------
         Total other income (expense)                          (5,749)        16,923        (29,243)        10,547
                                                          -----------    -----------    -----------    -----------

    Net loss before cumulative change in
       accounting principle                               $  (180,092)   $  (198,738)   $  (650,376)   $  (520,520)

    Cumulative effect of change in accounting principle          --          (70,826)          --          (70,826)
                                                          -----------    -----------    -----------    -----------

    Net loss before taxes                                    (180,092)      (269,564)      (650,376)      (591,346)

       Provision for income tax                                  (600)          (600)        (1,800)        (1,800)
                                                          -----------    -----------    -----------    -----------
           Net loss                                          (180,692)      (270,164)      (652,176)      (593,146)

Other comprehensive income:
    Unrealized loss on securities                              (1,360)          --           (1,360)          --
                                                          -----------    -----------    -----------    -----------

           Comprehensive loss                             $  (182,052)   $  (270,164)   $  (653,536)   $  (593,146)
                                                          ===========    ===========    ===========    ===========


Net loss per share (basic) (Note 1)                       $    (0.027)   $    (0.090)   $    (0.096)   $    (0.291)
Net loss per share (diluted) (Note 1)                     $    (0.027)   $    (0.090)   $    (0.096)   $    (0.291)

Shares used in per share calculation - basic                6,856,738      3,010,284      6,819,880      2,040,327
                                                          ===========    ===========    ===========    ===========
Shares used in per share calculation - diluted              6,856,738      3,010,284      6,819,880      2,040,327
                                                          ===========    ===========    ===========    ===========

                 The accompanying notes are an integral part
                         of these financial statements.

                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                               2003         2002
                                                            ---------    ---------
Operating Activities:
    Net Loss                                                $(652,176)   $(593,134)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
      Compensation expense on warrants granted                302,266         --
      Cumulative effect of change in accounting principle        --         70,826
      Amortization and depreciation                             9,869       22,691
      Issuance of common stock for services                     8,750      139,202

Changes in operating assets and liabilities:
    Accounts receivable - trade, net                            3,018      (18,054)
    Deposits                                                    6,919        8,483
    Prepaid expenses                                            3,799         --

    Income tax payable                                          1,800         --
    Accounts payable                                           10,264       (4,726)
    Management fees due to related party                       45,000       45,000
    Payroll and taxes payable                                  67,103         --
    Deferred revenue                                           13,139         --

    Accrued liabilities                                        86,292      (16,213)
                                                            ---------    ---------

      Net cash used in operating activities                   (93,957)    (345,925)
                                                            ---------    ---------

Investing activities:
    Purchase of property and equipment                           --         (6,937)
    Sale of marketable securities                                 295         --
                                                            ---------    ---------

      Net cash provided by investing activities                   295       (6,937)
                                                            ---------    ---------

Financing activities:
    Proceeds from sale of common stock                         59,940      125,000
    Payments on amounts due to related parties                 (5,000)        --
    Notes payable - related party                              40,749      220,000
                                                            ---------    ---------

      Net cash provided by financing activities                95,689      345,000
                                                            ---------    ---------

      Increase (Decrease) in cash and cash equivalents          2,027       (7,862)

Cash and cash equivalents, beginning of period                  4,162       18,603
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $   6,189    $  10,741
                                                            =========    =========


Supplemental disclosures of cash flow information:
    Cash paid during the period for
      Interest                                              $    --      $    --
                                                            =========    =========
      Taxes                                                 $    --      $    --
                                                            =========    =========
      Conversion of notes payable into common stock         $    --      $  75,000
                                                            =========    =========
      Issuance of common stock for services                 $   8,750    $ 139,202
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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                 MARCH 31, 2003



1.       Summary of Significant Accounting Policies

A.       General Description of Business

Financial Content, Inc., ("FC" or the "Company"), a Delaware corporation (http://www.financialcontent.com), offers financial-related services through the World Wide Web. In November 2001, the Company changed its name from Cosmoz Infrastructure Solutions, Inc., to FinancialContent, Inc. The purpose for the name change was to have a corporate name that is in line with the nature of company's business and fits into its long-term business direction. The Company intends to focus on providing financial content through the Internet.

Through the consolidation of its Internet properties, the Company now provides financial-related services through FinancialContent Services, Inc.

FinancialContent.com, Inc. (www.financialcontent.com) is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users; and

FinancialContent.com operates additional Internet properties in order to market and showcase its technology, including www.monsterquote.com, www.itrack.com, www.streetiq.com and www.getwhispers.com.

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       Summary of Significant Accounting Policies
         ------------------------------------------

B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Financial Content, Inc.; a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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


D.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three- and nine-month periods ended March 31, 2003 and 2002.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents and short and long-term investments are managed by two financial institutions.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at March 31, 2003.


I.       Recent Accounting Pronouncements

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

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company would be the quarter ending September 30, 2003. The Company is currently assessing what the impact of the guidance would be on our financial statements.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to employees beginning in July 2003.



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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       Investments
         -----------

At March 31, 2003, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                                  Gross         Gross        Gross
                                                Amortized    Unrealized    Unrealized    Estimated
                                                  Cost          Gain         Loss       Fair Value
                                                ---------   ------------   ---------    ---------

    Equity securities - public                  $  10,000   $       --     $  (9,760)   $     240
                                                ---------   ------------   ---------    ---------
                                                                                              240
    Total short-term investments                   10,000                       --         (9,760)

    Corporate equity securities,
    privately held                                194,140           --       (51,056)     143,084
                                                ---------   ------------   ---------    ---------

    Total                                       $ 204,140   $       --     $ (60,816)   $ 143,324
                                                =========   ============   =========    =========


At June 30, 2002, short and long-term investments in marketable securities were classified as available-for-sale as follows:


                                                  Gross         Gross        Gross
                                                Amortized    Unrealized    Unrealized    Estimated
                                                  Cost          Gain         Loss       Fair Value
                                                ---------   ------------   ---------    ---------

    Equity securities - public                  $  10,298   $       --     $  (8,400)   $   1,898
                                                ---------   ------------   ---------    ---------

    Total short-term investments                   10,298           --        (8,400)       1,898


    Corporate equity securities,
    privately-held                                194,140           --       (51,056)     143,084

                                                ---------   ------------   ---------    ---------


    Total                                       $ 204,438   $       --     $(59,456)    $ 144,982
                                                =========   ============   =========    =========

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

         $0.001 par value, 200,000,000 shares authorized, 156,042,931 issued and outstanding.

The common shares issued and outstanding were 2,600,932 as a result of the reverse stock split.

Warrants

As of March 31, 2003, the company has outstanding warrants, which are convertible into 106,667 (adjusted for 1-for-60 reverse split) shares of common stock.

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

Starting in September 2002, the Company commenced a private placement offering which offered for sale up to 1,500,000 common shares at $0.164 per share to a private party. The terms of the offering require that shares be purchased in minimum blocks of 300,000 common shares. If the private party purchases the entire block of 1,500,000 shares, the company will issue warrants which entitles the holder to purchase 400,000 common shares at an exercise price of $0.125 per share.

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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       Common Stock Transactions (continued)
         -------------------------------------

Common Stock Issuances (continued)

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The total shares sold under the two private placement offering as of December 31, 2002 were 335,000 common shares. Net proceeds from the private placement were $54,940

In December 2002, the Company issued 20,000 shares of registered common stock, having a market value of $5,000, to an individual for consulting services.

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

During the nine-month period ended March 31, 2003, APV advanced to the Company an additional $37,000, and the notes bear an interest rate of 12% per annum. As of March 31, 2003, amounts due to APV are $252,000. The notes are due on demand and bear an annual interest rate of 12%.


B.       Wilfred Shaw

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

During the nine-month period ended March 31, 2003, Mr. Shaw advanced to the Company an additional $6,340, and the note bears an interest rate of 12% per annum.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       Related Party Transactions (continued)
         --------------------------------------

C. SharpManagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of March 31, 2003 and June 30, 2002, SharpManagement is due $165,000 and $120,000, respectively.


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

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       Commitments and Contingencies (continued)
         -----------------------------------------

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

For the nine months ended March 31, 2003 and 2001, rent expense was $34,836 and $31,374, respectively.



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

In view of these matters, management believes that actions presently being taken to expand the Company's operations and to continue its web-site development activity provide the opportunity for the Company to return to profitability. The Company's focus on strategic technological investments will improve the Company's cash flow, profitability and ability to raise additional capital so that it can meet its strategic objectives.

Management raised additional capital through equity and debt offerings during the nine-month period ended March 31, 2003, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the nine months ended March 31, 2003, the Company obtained additional debt financing from related parties to meet working capital needs, and the Company concluded two private placement equity offerings.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       Subsequent Events
         -----------------

In April 2003, the Company issued 150,000 shares of its registered common stock to an individual in lieu of cash compensation that had a market value of $50,000.

In April 2003, the Company converted $165,000 in amounts due to SharpManagement, LLC, for consulting services into 1,036,584 shares of its restricted common stock to SharpManagement, LLC.


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


The Technology:

Our platform is a feature-rich, highly-scalable architecture that empowers clients with granular control over content, layout and presentation with changes updated in real-time. Clients have access to an online toolkit with control of both the private-label output and JavaScript modules that drive traffic to the private-label output. These modules can be deployed quickly and seamlessly to match the "look and feel" of any web or enterprise environment.

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

Our Version 3.0 offers the following features:

         o   Enhanced granular customization over all visual and data elements
         o   Ability to manage multiple deployments or accounts
         o   Ability to save and edit multiple versions of your solution
         o   Extensible framework using industry standard XML and XSLT
         o   Java-based backend optimized for robust deployment
         o   Fully modular architecture
         o   Fully scalable to accommodate new or custom content
         o   Fastest and most reliable infrastructure on the market

The Infrastructure:

We maintain a robust and scalable architecture to ensure 99.999% uptime against full system failure. The system is designed to be fault-tolerant with redundant connections to Internet backbones. Monitored 24/7, it has been designed to provide clients with reliability and performance.

Customer Base:

We currently deploy our private label solution across a client base of over 70 companies world-wide, with a total of approximately 150 deployments, maintaining either online presence and/or intranet platforms. We sell our services directly to businesses that in turn conduct business as retail financial channels, subscription services, internal knowledge databases, value-added design services, and investor relations packages. Clients pay a modest setup fee, followed by monthly subscription fees based on usage. We have lost less than 5% of our clients to competitors since our commercial launch in February 2001. FinancialContent Services also assists clients with business development opportunities, such as introductions to sponsors and co-marketing and/or reselling of end applications and web destinations.

The client base represents a cross-section of many online businesses, including financial services providers, and new media publishers. The Company has a world-wide client base, including:

         o   A.B. Watley - brokerage firm
         o   Adaptec - storage access solution provider
         o   Adobe Europe - imaging software developer
         o   Bayer Corporation - international health care and chemicals group
         o   Biospace - Research firm for pharmaceuticals industry
         o   Black Enterprise - print media company and online community
         o   B.P. Trade - online trading platform
         o   Capital Fulfillment Group - financial services software company
         o   Cinapsys - online investor relations firm
         o   Curis - pharmaceutical firm
         o   Entrust Capital - investment bank
         o   eMap - European publisher and media company
         o   Friedman Billings Ramsey - investment bank
         o   Granite Bank - regional bank
         o   GTC Telecom - telecommunications company
         o   Jackson State Bank - regional bank
         o   MacReport - investor website
         o   Market Wire (f.k.a. Internet Wire) - company news distributor
         o   Pacer International - global logistics company
         o   Salix Pharmaceuticals - pharmaceutical firm

         o   San Francisco Chronicle - online and print media company
         o   San Mateo Daily Journal - print media company
         o   TheSubway.com - investor website
         o   Transamerica Financial Institutions - financial services provider
         o   Viavid - online investor relations firm
         o   Wall Street Reporter - stock analysis company

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

PURSUING STRATEGIC ALLIANCES
We intend to accelerate its sales and marketing efforts and technology development, and gain access to compelling content, applications and functionality, through strategic alliances. We will consider acquisitions of businesses and assets that can complement our products and services, provide access to new markets, and increase profit margins.

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

ENTERPRISE INFORMATION PORTALS
Major corporations are increasingly using intranet software, called enterprise information portals (EIPs), to manage widely-dispersed content that is generated internally or secured from 3rd party providers. EIPs are designed to maintain control, ensure security, and improve productivity for its users. EIPs generally target customers in specific vertical or industry niches, such as telecommunications providers, legal firms, and insurance companies. The financial content components are outsourced by the EIPs to companies like us to leverage the company's expertise in financial data management. Most recently, we deployed our solution at Sun MicroSystems' iForce Ready Center.

FINANCIAL SERVICES FIRMS
Many financial services firms, including brokerages, commercial banks and credit unions are beginning to offer full scope financial portals and brokerage services.  Banks in  particular  are  developing  more  comprehensive  financial solutions for their consumers and will expand their offerings to include investment financial information and analytical tools. We are able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

MUTUAL FUNDS/ASSET MANAGEMENT FIRMS
These companies typically have an established web presence and license specific applications and functionality. The business objective of these clients is to differentiate themselves with a more compelling user experience or by offering a more cost effective data solution for its advisors. We are able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

INVESTOR RELATIONS DEPARTMENT & FIRMS
Corporations either maintain their own corporate investor relations webpages or outsource them to investor relations firms in order to foster positive investor relations. Typically, these pages include the company's specific stock quote, fundamental data and access to SEC reports. We allow a non-technical investor relations assistant to maintain the company's corporate website in a timely manner.

Content Partnerships:

We are engaged in a very partnership-intensive industry as financial data is compiled from a multitude of sources. These partners help add depth and breadth to the company's product offering, and are possible opportunities for the company to become value-added resellers on behalf of these partners. Key content partners include Comstock, Briefing.com, Market Wire (f.k.a. Internet Wire), PR Newswire, StreetInsider, SSD Data Service, providing a range of content that includes stock quotes, news, company profiles, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for FinancialContent Services.

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

Product Development:

We constantly improve the depth and breadth of our content offering and the capabilities of our toolkit.

DEVELOPMENT BASED UPON CLIENT NEEDS
We maintain close relationships with our clients to gain feedback and to ascertain their needs. Requests made by existing clients receive the highest priority in the development process. We maintain an open channel with its clients through a newsletter that also solicits feedback and suggestions.

DEVELOPMENT BASED UPON ANTICIPATED MARKET NEEDS
We anticipate market needs by staying current with industry news and trends, and identifying features that are offered by competing companies.

DEVELOPMENT BASED UPON SHEER INNOVATION
We will continue to improve on its online toolkit, which sets the company's offerings apart from all its competitors. We offer the industry's most powerful integration tool for webmasters that incorporate the latest recommendations drawn from independent research and user tests.

On February 5, 2003, we announced that StreetIQ will be launched as a subscription service at www.streetiq.com and will include a comprehensive suite of market data, tools and trading alerts, as well as access to premium content offered by many of the industries leading providers. We are continuing to move forward with the development of this initiative, which will now be branded under www.financialim.com.

In addition, as part of our ongoing product development efforts, we have also entered into a developmental agreement with a search engine company to develop contextual pay-per-click listings at www.itrack.com.

Results of  Operations  for the three and nine  months
ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

Revenues increased to approximately $112,914 and $308,380 for the three and nine months ended March 31, 2003, respectively, from approximately $86,001 and $215,546 for the three and nine months ended March 31, 2002, respectively. This increase in revenues is attributed to the increasing fees generated by FinancialContent Services' licensing agreements. We began charging a recurring licensing fee for the rights to use FinancialContent Services's platform on February 28, 2001.

Business Development. Business development decreased to $21,598 and $64,542 for the three and nine months ended March 31, 2003, respectively, from approximately $33,690 and $73,860 for the three and nine months ended March 31, 2002, respectively.
This decrease primarily resulted from lower costs and fees.

Sales and marketing. Sales and marketing expenses decreased to approximately $0 for the three and nine months ended March 31, 2003, respectively, from approximately $8,051 and $21,149 for the three and nine months ended March 31, 2002, respectively. The reduction in sales and marketing expenditures resulted from a change in our marketing and sales strategy. Our success in marketing and sales comes from our product and services being deployed on the Internet. This type of viral marketing has allowed us to eliminate our marketing expenses. We will reevaluate our marketing efforts based on economic performance.

Product development. Product development expenses remained at $0 and Increased to $13,787 for the three and nine months ended March 31, 2003, respectively, from approximately $0 and $81 for the three and nine months ended March 31, 2002, respectively. This increase is the result of fees paid to outside business consultants in the quarter ending December 31, 2002.

General and administrative. General and administrative expenses decreased slightly to approximately $248,949 for the three months ended March 31, 2003 from approximately $247,993 for the three months ended March 31, 2002. General and administrative expenses increased increased to $807,393 for the nine months ended March 31, 2003 from approximately $612,208 for nine months ended March 31, 2002. The increase over the nine month period is the result of the Company amortizing the value of the stock issued to employees as a result of the Company adopting Statement of Financial Accounting Standards ("SFAS") 142 effective July 2001. The company issued stock to employees under the 2002 Executive and Officer Retention and Recognition Plan valued at approximately $518,000 in January of 2002, and is amortizing the value of the stock over a period of one year and the amount amortized during the three months ended March 31, 2003 was $43,180. The amount was fully amortized as of January 2003. For a further discussion on the application of SFAS 142, please see the section entitled Recent Accounting Pronouncements in Part 1.

Amortization of intangibles. We no longer include amortization of intangibles in our financial statements because we not longer amortize our existing goodwill pursuant to our adoption of SFAS 142.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $3,289 and $9,869 for the three and nine months ended March 31, 2003, respectively, from approximately $6,053 and $22,691 for the three and nine months ended March 31, 2002, respectively. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Impairment of Goodwill. We no longer impair our goodwill pursuant to our adoption of SFAS 142, which resulted in us previously recording an impairment charge which was reported as a cumulative effect of change in accounting principle.

Other income (loss). Net other loss was approximately $5,749 and $29,243 for the three and nine months ended March 31, 2003, respectively, as compared to net other income of $16,923 and $10,547 for the three and nine months ended March 31, 2002, respectively. We recognized other income during the previous periods as a result of $25,071 in cancellation of debt income from settlements with trade creditors. The increase in net other loss is due to interest costs resulting from our borrowing from other related parties.

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

For the three months ended March 31, 2003, we sustained operating losses of $180,092 compared to operating losses of $270,164 for the three months ended March 31, 2002. The decrease in operating losses of $88,112 was due primarily to an increase in net revenues of $20,367, a decrease in sales and marketing expense of $8,051, and a decrease in business development expense of $12,092, offset by an increase in costs of revenues of $6,546.

Net cash provided by financing activities was $95,689 for the nine months ended March 31, 2003 compared to $345,000 for the year ended June 30, 2002. The decrease is the result of the Company being less reliant on financing activities and more dependent on revenues to finance ongoing business operations.

The Company had a total stockholders' deficit of $1,199,110 on March 31, 2003 compared to stockholders' deficit of $586,226 on March 31, 2002, a decrease of $612,884.

As of March 31, 2003, our working capital position decreased in the amount of $600,884 to a negative $1,187,110 from a negative $586,226 at March 31, 2002 primarily as a result of an increase in payroll and taxes payable of $144,193, an increase in notes payables to related parties of $82,341, an increase in management fees due related parties of $60,000, an increase of other accrued interest expenses of $68,361, an increase of other accrued expenses of $82,526, and a decrease in the book value of our long-term investments of $61,247 and a decrease in the book value of our property and equipment of $36,735.

Subsequent Events

On April 28, 2003, we adopted the 2003 Consultant and Advisor Services Plan under which the board of directors has been authorized to issue up to 500,000 shares under Form S-8 of the Securities Exchange Act of 1934. Commensurate with adopting the 2003 Consultant and Advisor Services Plan, on April 29, 2003, the Company issued 150,000 shares under the plan to an advisor in exchange for services.

On  April  29,  2003,  the  Company   converted   $165,000  in  amounts  due  to
SharpManagement, LLC for consulting services into 1,036,584 shares of the Company's restricted common stock.

Item 3.     Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer, General Counsel and Controller, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

On August 26, 2001, the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement had been declared effective within one year after the Investment Agreement was executed by the parties. Under the termination clause of the Investment Agreement, we are required to pay a termination fee in the amount of $200,000.00 as a result of the registration statement not being timely declared effective. We have discussed the status of the Investment Agreement with Swartz and we intend to negotiate terms favorable to each party to resolve this matter. As of May 14, 2003, Swartz has not demanded the termination fee. We have recorded a reserve of $50,000.00 for these potential damages based on probable outcomes to resolve this matter.

In August 2001, we entered into an agreement with Rubenstein Public Relations, Inc. ("Rubenstein") for investor and public relations services. Since entering into this agreement, a dispute has arisen between us and Rubenstein relating to unpaid fees allegedly owed by us to Rubenstein, the value of services provided by Rubenstein to us, and the termination date of the agreement. Rubenstein claims we owe them $47,076 under the agreement. We contend that Rubenstein did not fulfull their obligations under the agreement; accordingly, no amounts are due to them. Negotiations thus far have not resulted in an amicable resolution.

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

During the 210-day term of the agreement, which ended April 9, 2003, Stamford Financial Ltd purchased 300,000 common shares resulting in net proceeds to the company of $49,200.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) INDEX TO EXHIBITS

Number of
Item
Assigned in
Regulation
S-B, Item 601     Description of Exhibit

----------------- -----------------------------------------------------------------------
   (2)             2.1. Agreement and Plan of Reorganization between Cosmoz.com,
                   Inc. and Ivory Acquisition Corporation dated January 5, 2000.
                   Certificate of Ownership and Merger Merging Ivory Acquisition
                   Corporation into Cosmoz.com,  Inc. (Incorporated by reference to Exhibit 2 to Form 8-K/A, File No.: 000-28377)

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

                   10.23.  Employment agreement of Wing Yu dated July 30, 2001
                  (incorporated by reference to Exhibit 10.23 to form 10KSB, filed October 15, 2002, File No. 000-28377.)

                   10.24. Addendum to Management and Consulting Agreement Between
                   Us and  SharpManagement,  LLC, dated May 28, 2002
                   (incorporated by reference to Exhibit 10.24 to form 10KSB, filed October 15, 2002, File No. 000-28377).

                   10.25 Promissory Note dated September 3, 2002 (incorporated by reference to Exhibit 10.24 to Form 10QSB, filed November 19,
                   2001, File No. 000-28377).

                   10.26 Convertible  Promissory  Note dated  September  5, 2002,
                   (incorporated by reference to Exhibit 10.25 to Form 10QSB, filed November 19, 2002, File No. 000-28377).

                   10.27. Stock and Warrant  Purchase  Agreement  dated  September
                   12th,   2002   between   us  and   Stamford   Financial   Ltd.
                   (incorporated  by  reference  to Exhibit  10.27 to Form 10QSB, filed December 31, 2002, File No. 000-28377).

                   10.28. Asia  Pacific  Venture  (incorporated  by reference to Exhibit
                   10.28  to Form  10QSB,  filed  December  31,  2002,  File  No.
                   000-28377).

                   10.29.  Promissory  Note date  November 6, 2002  between us and
                   Asia  Pacific  Venture  (incorporated  by reference to Exhibit
                   10.29  to Form  10QSB,  filed  December  31,  2002,  File  No.
                   000-28377).

                   10.30. 2003 Consultant and Advisor  Services Plan dated August
                   28, 2003  (incorporated  by reference to Exhibit 10.30 to Form
                   S-8, filed August 28, 2002, File No. 000-28377)

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

FINANCIALCONTENT, INC.


/S/ WING YU
-----------------------
(Wing Yu)
Director/
Chief Executive Officer

Date: May 14, 2003

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

Date: May 14, 2003

/S/ WING YU
---------------------------
Wing Yu
Director/
Chief Executive Officer

I, Thomas McAleer, certify that:

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

Date: May 14, 2003

/S/ THOMAS MCALEER
-------------------------
Thomas McAleer
Controller