Form 10KSB/A
period 2002-06-30
FINANCIALCONTENT INC
filed 2003-08-15
CIK 1100360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

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

                             FINANCIALCONTENT, INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         94-3319536
- ------------------------------------                   ----------------------
  (State or other jurisdiction of                      (I.R.S. employer
  incorporation  or  organization)                     identification number)

400 Oyster Point Boulevard, Suite 435, So. San Francisco, CA        94080
- -----------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


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

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Business  Development
----------------------

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

Business of Issuer
- ------------------

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

Fiscal Year Ending June 2001                LOW    HIGH
                                           =====  =====
Quarter Ending September 30, 2000          9.38   24.38
=================================          =====  =====
Quarter Ending December 31, 2000            .94   10.31
- ---------------------------------          -----  -----
Quarter Ending March 31, 2001              1.88    5.62
- ---------------------------------          -----  -----
Quarter Ending June 30, 2001               1.80    3.60
- ---------------------------------          -----  -----

Fiscal Year Ending June 2002                LOW    HIGH
                                           =====  =====
Quarter Ending September 30, 2001           .60    1.80
=================================          =====  =====
Quarter Ending December 31, 2001            .20    1.20
- ---------------------------------          -----  -----
Quarter Ending March 31, 2002               .25     .65
- ---------------------------------          -----  -----
Quarter Ending June 30, 2002                .30     .35
- ---------------------------------          -----  -----

(All low and high prices quoted adjusted for one for sixty reverse stock split effective November 13, 2001.)

To date, the Company has not declared or paid dividends on its Common Stock.

As of June 30, 2002, there were approximately 169 shareholders of record (in street name) of the company's Common Stock.

Equity Compensation Plan Information
- ------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
                                Number of securities to be   Weighted -average exercise   Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        uture issuance under
Plan Category                   warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))

                                         (a)                           (b)                          (c)
- ------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders
- ------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not   5,000,000                    n/a                          2,802,319
approved by security holders
- ----------------------------------------------------------------------------------------------------------------------

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

Sale  of  Unregistered  Stock
- -----------------------------

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

Results of Operations for the fiscal years ended June 30, 2002 and 2001

Results of Operations for the fiscal years ended June 30, 2002 and 2001

Revenues increased from approximately $156,000 in the year ended June 30, 2001 to $290,000 in the year ended June 30, 2002. In the year ended June 30, 2002, our income was from subscription based fees and customization charges. During the year ended June 30, 2001, only $67,000 of the revenues for that fiscal year were attributable to FinancialContent Services subscription based fees. The income we earn from FinancialContent Services' is dependable and we believe has a strong prospect for sustained future growth. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. If we receive stock for a distribution under our opt-in email list, we recognize income based on the market value of the stock on the date of receipt. Upon the sale of banner advertising, we recognize income upon receipt. The demand for banner advertising as well as our opt-in email list has tapered off, and though still offered, at this time we no longer actively pursue this revenue as we allocate all of our resources toward generating revenues from our subscription based services.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM  9.  DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLI-
ANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE ACT

The Company's current officers and directors consist of the following persons:

NAME                       AGE      OFFICE                         SINCE
- ------------------        ----      ---------------------------    -----
Wilfred Shaw               32       Chairman and CSO               1996
Owen M. Naccarato          51       Director                       1999
Wing Yu                    33       Director and CEO               2000
Gregg Fidan                26       Director and V.P. Bus. Dev.    2001

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

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
- --------------------------

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


                                                 Summary Compensation Table
Executive  Compensation:
- --------------------------------------------- -----------------------------------------------------------------
Annual Compensation                                                       Long-term Compensation
                                                                          Awards                     Payouts
- --------------------------------------------- -------------------------   -------------------------- ----------
Name and principal    Year     Salary       Bonus      Other annual       Restricted      SARs       LTIP       All other
position                                               compensation       stock awards               payouts    comp.
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wing Yu, CEO          2002     $72,000      0          0                  $103,506        0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wing Yu,              2001     $120,000     0          0                  0               0          0          0
COO/CEO
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Gurkan Fidan, VP      2002     $43,750      0          0                  $62,461         0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Gurkan Fidan, VP      2001     $8,000      0          0                  0               0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wilfred Shaw, CSO     2002     $63,600      0          0                  $232,212        0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------
Wilfred Shaw,         2001     $60,000      0          0                  0               0          0          0
CEO/CSO
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------------


Employment  Agreements
- ----------------------

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
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
- ------------------------------------------------------------------------------
Class A Common    Officers and Directors            3,685,261          53.13%
                  as a Group (3 persons)
- ------------------------------------------------------------------------------

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

                   10.23 Employment agreement of Wing Yu dated July 30, 2001, attached hereto.

                   10.24 Addendum to Management and Consulting Agreement Between Us and SharpManagement, LLC, dated May 28, 2002, attached hereto.

  (21) 21.1. List of subsidiaries of registrant. (Incorporated by reference to Exhibit 21.1 to Form 10-K filed September 28, 2000, File No.: 000-28377)

  (23) 23.1 Consent of Independent Certified Public Accountants, attached hereto.

  (31)             31   Certification as required under Section 302 of Sarbannes
                        -Oxley Act of 2002

  (31)             32   Certification as required under Section 906 of Sarbannes
                        -Oxley Act of 2002


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

                                   SIGNATURES
                                   ----------

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

                      Dated: August 15, 2003

In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wing Yu                                          August 15, 2003
------------------------------------
    Wing Yu,
    Director
    Chief Executive Officer
    Interim Controller

/s/ Wilfred Shaw                                     August 15, 2003
------------------------------------
    Wilfred Shaw,
    Chairman of the Board
    and Chief Strategy Officer


/s/ Gregg Fidan                                      August 15, 2003
------------------------------------
    Gregg Fidan,
    Director

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







/s/ Pohl, McNabola, Berg & Company, LLP
San Francisco, California
August 15, 2003



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
                                      ==============    ============     ==============    ==============


Investments in corporate equity securities of priva tely held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

         -----------------------

On April 26, 2000, eCal Corporation, an unrelated entity, ("eCal") acquired iPing, Inc. ("iPing"). The Company had made an early-stage investment in iPing. The acquisition of iPing by eCal resulted in 500,000 Series B iPing Preferred Stock owned by Cosmoz being converted into $375,000 (the original investment) in cash, plus 56,108 shares of eCal Common Stock. Currently, eCal is a privately held corporation, and the value of eCal shares is not determinable, and accordingly, the value, if any, of any such eCal shares is not reflected herein. The estimated fair value of corporate equity securities, privately held, is the value of the Company's holdings in the Ridgewood Capital Investment Fund ("Ridgewood"), and is based upon statements received by the Company from Ridgewood.

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