Form 10KSB
period 2003-06-30
FINANCIALCONTENT INC
filed 2003-10-14
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  -------------
(Mark  One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.
                     For the fiscal year ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                      For the transition period from _____ to _____

                         Commission file number 0-28377


                             FINANCIALCONTENT, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                               Delaware 94-3319536
           ----------------------------------- -----------------------
                (State or other jurisdiction of (I.R.S. employer
              incorporation or organization) identification number)

       400 Oyster Point Boulevard, Suite 435, So. San Francisco, CA 94080
        ----------------------------------------------------- ----------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number (650) 837-9850

Securities registered under 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered
      None
-------------------                 -----------------------------------------
-------------------                 -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
  -----------------------------------------------------------------------------
                                (Title of class)

  -----------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check  if there is no  disclosure  of  delinquent  filers  pursuant  to Item 405
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year: $422,360.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average id and asked price of such common equity, as of the a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABEL ONLY TO CORPORATE REISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,809,643.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c0 of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Part III The Company's report on Form 8-K dated August 1, 2003: Items 6 and 7

Transitional  Small Business Disclosure Format (Check one):   Yes [ ]  No  [X]

                                     PART I

Item  1.  Description of Business

Business  Development
----------------------

FinancialContent, Inc. ("FinancialContent" or the "Company"), formerly known as Cosmoz.com, Inc. and Cosmoz Infrastructure Solutions, Inc. is a Delaware corporation formed on October 15, 1996.

On   May   10,   2000,   we   incorporated   FinancialContent   Services,   Inc.
("FinancialContent Services") in the State of Delaware under the name FinancialContent.com, Inc. At this time, Financial Content was an accelerator/incubator that developed and acquired Internet companies. As an accelerator/incubator, the Company provided strategic consulting, business services and seed capital to emerging companies that were developing Internet web sites or web-enabling technologies. We also showcased our portfolio of holdings through a consumer-friendly marketing portal.

FinancialContent Services soon emerged from our accelerator/incubator program as a company with tremendous potential for growth. At the outset, FinancialContent Services began providing financial content to websites through its unique modular distribution format on a no fee basis. By February 2001, approximately 1,000 websites were receiving financial information and news from FinancialContent Services. In February of 2001, FinancialContent Services announced the commercial launch of Version 2.0 and began converting existing clients to the paid service and soliciting new paying clients.

On November 13, 2001, while still operating under the name Cosmoz Infrastructure Solutions, Inc., we did the following four things to reflect our total commitment to building upon the successes of FinancialContent Services: (1) we acquired the minority owned shares of our subsidiary FinancialContent Services, Inc.; (2) we changed the name of the Company to FinancialContent, Inc. from Cosmoz Infrastructure Solutions, Inc.; (3) we changed our NASDAQ OTCBB symbol from "CMOZ" to "FCON"; and (4) we reverse split our common stock at a ratio of one (1) for sixty (60).

Business of Issuer
-------------------

Through the auspices of our wholly owned subsidiary, FinancialContent Services we provide a turnkey content management and delivery system that streamlines the process of aggregating and integrating the content into any platform. We assume responsibility for securing and arranging content feeds. We also take care of the normalization of disparate data formats into XML, thereby ensuring data integrity.

We offer a suite of financial data and tools for clients seeking speed of deployment, simplicity, and reasonable pricing. The Company has dramatically improved the process of integrating and aggregating financial data by reducing implementation into a non-technical task. Through FinancialContent, clients have access to the data within hours rather than weeks or months.

We facilitate the process by which clients secure all the necessary rights and licenses relating to the use of financial data. Clients have access to a wide range of content included in the standard service as well as a wide range of premium content available a la carte. The product offering currently includes stock quotes, company news, SEC filings, company profiles, economic data, import/export data, interest rates, treasury summaries, currency data, and more.

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

Content currently available for deployment includes:

         o    Quotes and Charts
         o    Delayed stock quotes
         o    Stock charts (historical)
         o    Delayed SEC filings
         o    Company profiles
         o    Market snapshots
         o    Watch list
         o    International indices
         o    Regional indices
         o    Regional economic reports
         o    Portfolio manager
         o    Market movers
         o    Scrolling Ticker
         o    Symbol Lookup
         o    Company news
         o    Market commentary
         o    Top stories
         o    Scrolling news
         o    Investment glossary
         o    Market humor
         o    Market polls
         o    Calculators
         o    Discussion boards

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

We also empower clients with an online application that truly enables the customization of content. Clients can select from a set of templates, or build custom components to create their own templates. We guarantee standard integration in under a week. Average deployment time for the current client base is less than two business days.

Once the Client has determined the need for content, engaging us generates an instant ROI given the fact that no time and resources are spent to secure the content. Furthermore, instant ROI is realized through the reduction or elimination of support staff usually required to build and maintain the hardware infrastructure.

From the client's perspective, the benefits of using our solution include:

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

The online toolkits made available to clients subscribing to our service control both the private-labeled output and JavaScript content modules that link to the private-labeled page through our Studio 3.5 software platform. (The latest version of our online toolkit, Studio 3.5 was launched on August 26, 2003 and replaced version 3.0, which was first deployed in July 2002.) These modules can be deployed quickly and seamlessly to match the "look and feel" of the client's website or enterprise environment. The client never has to worry about administration or upkeep of the infrastructure because FinancialContent hosts both the content module and the private labeled page.

Studio 3.5 offers the following features:

         o     Enhanced granular customization over all visual and data elements
         o     Template driven customizable Private Label Pages
         o     Ability to manage multiple deployments or accounts
         o     Ability to save and edit multiple versions of your solution
         o     Extensible framework using industry standard XML and XSLT
         o     Java-based backend optimized for robust deployment
         o     Fully modular architecture
         o     Fully scalable to accommodate new or custom content
         o     Fastest and most reliable infrastructure on the market
         o     Charting capabilities
         o     Currency tools

The Infrastructure:

We maintain a robust and scalable architecture to ensure 99.999% uptime against full system failure. The system is designed to be fault-tolerant with redundant connections to Internet backbones. Monitored 24/7, it has been designed to provide clients with reliability and performance.

Customer Base:

We currently deploy our private label solution across a client base of over 120 global companies maintaining either online presence and/or intranet platforms. We sell our services directly to businesses that in turn conduct business as retail financial channels, subscription services, internal knowledge databases, value-added design services, and investor relations packages. Clients pay a modest setup fee, followed by monthly subscription fees based on usage. We have maintained a 95% client retention rate since our commercial launch in February 2001. FinancialContent Services also assists clients with business development opportunities, such as introductions to sponsors and co-marketing and/or reselling of end applications and web destinations.

The client base represents a cross-section of many online businesses, including financial services providers, and new media publishers. We also work with clients to re-package its product into a bundle of services specific to their respective customers.

FinancialContent Services has a client base of approximately 175 companies worldwide, Including the following notable companies:

         o     A.B. Watley - brokerage firm
         o     Bayer Corporation - international healthcare and chemicals group
         o     Black Enterprise - print media company and online community
         o     eMap - European publisher and media company
         o     Entrust Capital - investment bank
         o     Friedman Billings Ramsey (FBR)- investment bank
         o     Jackson State Bank - regional bank
         o     Market Wire (f.k.a. Internet Wire) - company news distributor
         o     San Francisco Chronicle - online and print media company
         o     TheSubway.com - investor website
         o     Transamerica Financial Institutions - financial services provider
         o     Wall Street Reporter - stock analysis company

Customer Service:

We  currently  maintain  a  support  staff  that is  available  24  hours a day

Growth Strategy:

Our objective is to be the industry's preferred integrator of financial data and tools. Key elements of our strategy include:

         o Targeting Vertical Markets. We target businesses in industries that require robust online market analysis tools and financial information on their web sites. We have developed and will continue to develop content packages targeting specific industries. We focus our sales and marketing efforts across many sectors, including, but not limited to, traditional and online brokerage firms, commercial banks, asset managers, web portals, media companies, electronic communication networks, and insurance companies.

         o Developing State-of-the-Art Technology. We intend to continue to develop and market innovative products and services to attract and retain clients. We plan to migrate our JavaScript-based editor to a pure Java version to ensure compatibility with the latest browsers. We also work on developing new delivery and caching systems to maximize the scalability and availability of the data delivery service.

         o Pursuing Strategic Alliances. We intend to continue building our sales and marketing efforts and technology development, and to gain access to compelling content, applications and functionality, through strategic alliances. We consider acquisitions of businesses that can complement our products and services, provide access to new markets, and increase profit margins.

Target Markets:

         o Web Portal and New Media Companies. Internet portals and new media companies either create proprietary content or aggregate content from various sources to attract and retain visitors. Most of these sites include financial content as one of the key content elements included for this purpose. Many of these sites prefer to have a solution that can be private labeled with relative ease.

         o Enterprise Information Portals. Major corporations are increasingly using intranet software, called enterprise information portals (EIPs), to manage widely-dispersed content that is generated internally or secured from 3rd party providers. EIPs are designed to maintain control, ensure security, and improve productivity for its users. EIPs generally target customers in specific vertical or industry niches, such as telecommunications providers, legal firms, and insurance companies. The financial content components are outsourced by the EIPs to companies like FinancialContent Services to leverage the company's expertise in financial data management.

         o Financial Services Firms. Many financial services firms, including brokerages, commercial banks and credit unions are beginning to offer full scope financial portals and brokerage services. Banks in particular are developing more comprehensive financial solutions for their consumers and will expand their offerings to include investment financial information and analytical tools. Our technology is able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

         o Mutual Funds/Asset Management Firms. These companies typically have an established web presence and license specific applications and functionality. The business objective of these clients is to differentiate themselves with a more compelling user experience or by offering a more cost effective data solution for its advisors. Our technology is able to accommodate many of the smaller boutique firms that do not necessarily have a large technical staff, but seek depth of content in order to compete on an equal footing against established, better-funded companies.

         o Investor Relations Department and Firms. Corporations either maintain their own corporate investor relations webpages or outsource them to investor relations firms in order to foster positive investor relations. Typically, these pages include the company's specific stock quote, fundamental data and access to SEC reports. Our technology allows a nontechnical investor relations assistant to maintain the company's corporate website in a timely manner.

Content Partnerships:

We are engaged in a very partnership-intensive industry as financial data is compiled from a multitude of sources. These partners help add depth and breadth to the company's product offering, and are possible opportunities for the company to become value-added resellers on behalf of these partners. Key content partners include S&P Comstock, Briefing.com, Internet Wire, PR Newswire, StreetInsider, SSD Data Service, providing a range of content that includes stock quotes, news, company profiles, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for us.

Strategic Partnerships:

We are engaged in partnerships that can extend the reach of our products. Partners, such as enterprise information portals, provide a software platform for the delivery of FinancialContent Services modules. These partners assume the responsibility of marketing and selling the modules allowing us to focus on the development and delivery of the modules. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new strategic partners is an ongoing business development effort for us.

Marketing:

We market our products through direct contact with webmasters, content managers, and members of the press and Internet media. Since we get exposure simply by being deployed, the company expects viral and brand marketing to continue contributing to the company's growth and acquisition of new customers.

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

         o Development Based Upon Client Needs. We maintain close relationships with our clients to gain feedback and to ascertain their needs. Requests made by existing clients receive the highest priority in the development process.

         o Development Based upon Anticipated Market Needs. FinancialContent Services anticipates market needs by staying current with industry news and trends, and identifying features that are offered by competing companies.

         o Development Based Upon Sheer Innovation. We continue to improve our online toolkit, which sets our offerings apart from all of our competitors. We offer the industry's most powerful integration tool for webmasters that incorporate the latest recommendations drawn from independent research and user tests.

FinancialContent currently employs nine full time employees and two part time employees.

Item  2. Description of Property

In June 2002, we relocated the Company's principal executive offices to a 2,903 square foot office at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The Company leases the space under a 38-month agreement that terminates on July 31, 2005. All operations, including system development, control, and maintenance are now performed at this office. Our current rent is $4,648.79 per month.

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

On August 26, 2001, the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement had been declared effective within one year after the parties executed the Investment Agreement. Swartz contacted the Company on July 28, 2003, and Swartz claimed that the Company is theoretically liable to Swartz for the following: cash termination fee; late registration and use fees; and an additional warrant related to anti-dilution provisions. The Company is in the process of achieving a settlement with Swartz regarding this matter, and expects that the settlement amount would be for less than their claims. The Company intends to negotiate terms that are agreeable to each party to resolve this matter, and the Company has sought the advice of outside counsel regarding Swartz's claims. We have recorded a reserve of $100,000.00 for these potential damages based on probable outcomes to resolve this matter.

On August 28, 2003 we settled our dispute with Rubenstein Public Relations, Inc. ("Rubenstein") by paying Rubenstein $25,000.00. In August 2001, we had entered into an agreement with Rubenstein for investor and public relations services. Subsequently, a dispute arose between us and Rubenstein relating to unpaid fees allegedly owed by us to Rubenstein, and the value of services provided by Rubenstein to us. In a lawsuit filed on May 19, 2003, and served on us on July 31, 2003, Rubenstein claimed we owed them $47,076 under the agreement.

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

Fiscal Year Ending June 2002                   LOW   HIGH
                                              ===== =====
Quarter Ending September 30, 2001             .60   1.80
===========================================   ===   ====
Quarter Ending December 31, 2001              .20   1.20
-------------------------------------------   ---   ----
Quarter Ending March 31, 2002                 .25    .65
-------------------------------------------   ---   ----
Quarter Ending June 30, 2002                  .30    .35
-------------------------------------------   ---   ----

Fiscal Year Ending June 2003                  LOW   HIGH
                                              ===   ====
Quarter Ending September 30, 2002             .21    .45
===========================================   ===   ====
Quarter Ending December 31, 2002              .19   1.01
-------------------------------------------   ---   ----
Quarter Ending March 31, 2003                 .30    .90
-------------------------------------------   ---   ----
Quarter Ending June 30, 2003                  .27    .55
-------------------------------------------   ---   ----
(All low and high prices quoted adjusted for one for sixty reverse stock split effective November 13, 2001.)

As of June 30, 2003, there were approximately 211 shareholders of record (in street name) of the company's Common Stock.

To date, the Company has not declared or paid dividends on its Common Stock.

Equity Compensation Plan Information.

------------------------------------------------------------------------------------------------------------------------------------
                             Number of Securities to be             Weighted Average exercise           Number of securities
                             issued based upon exercise of          price of outstanding                remaining available for
                             outstanding options,                   options, warrants and               future issuance under
 Plan Category               warrants and rights                    rights (excluding                   equity compensation plans
                                                                    securities reflected in
                                                                    column (a))
                                        (a)                                   (b)                                  (c)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             --                                    --                                     --
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                             5,000,000                                 n/a                                2,802,319
------------------------------------------------------------------------------------------------------------------------------------

During the fiscal year ended June 30, 2002, the Board of Directors approved FinancialContent's 2002 Employee and Officer Retention and Recognition Plan whereby a board elected compensation committee may grant employees and officers of the Company shares of common stock. The plan is a non-statutory plan under the Internal Revenue Code and the stock issued thereunder is not registered. No one employee or officer may receive more than 20% of the shares authorized under the plan.

Sale  of  Unregistered  Stock
-------------------------------

During the fiscal year ended June 30, 2003, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S as follows: 35,000 shares of our common stock were issued for $5,740.00; (2) 300,000 shares of our common stock were issued for $49,200.00; and (3) 1,036,584 shares of our common stock were issued as consideration for services provided by SharpManagement, LLC valued at $165,000.00. (4) We also issued a warrant to purchase up to 100,000 shares of our common stock for a total purchase price of $30,000.00 exercisable for one year for advisory services.

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

During the fiscal year ended June 30, 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: (1) 250,000 shares of common stock were issued as consideration for services provided by SharpManagement, LLC valued at $360,000.00; and (2) 16,667 shares of common stock were issued for sales services valued at $60,000.00 which shares we subsequently cancelled.

(Number of shares issued above is adjusted for 1 for 60 reverse stock split effective November 13, 2001.)

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

Intangible assets impairment recognized as a result of our financial condition and operating results. During the year ended June 30, 2002, we recorded an intangible asset write down of $70,826 of primarily goodwill, which substantially reduced all remaining goodwill associated with our internal properties (BuckInvestor, MB Technologies, iTrack and StreetIQ). We determined the goodwill of these properties to be impaired based on our inability to generate future operating income from these properties. Furthermore, anticipated future cash flows indicate that the recoverability of goodwill is not reasonably assured. Prior to December 2000, goodwill was being amortized using the straight-line method over seven years. The write-down of goodwill and other intangible assets, in the amount of $70,826 for the year ended June 30, 2002 is included as a separate component of operating expenses and as a cumulative change in accounting principle. Effective July 1, 2001, we adopted SFAS 142 ("Goodwill and Other Intangible Assets"). We have set our measurement date to be April 1st for calculating intangible asset impairment.

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2003, we had a net loss of $1,156,862. However, barring any unforeseen events or expenses, we believe that increasing revenues due primarily from the CNET Network, Inc. Private Wire clients we acquired on July 18, 200 will make us cash flow positive on an operational basis commencing at the end of our first fiscal quarter and through the remainder of our fiscal year.

Results of Operations for the fiscal years ended June 30, 2003 and 2002

Revenues increased from approximately $290,000 in the year ended June 30, 2002 to $422,360 in the year ended June 30, 2003. In the years ended June 30, 2002 and 2003, all our income was from subscription based fees and customization charges. We recognize income from FinancialContent Service's monthly subscription based fees and related customization charges upon collection.

Cost of revenues. Cost of revenues increased to approximately $37,000 in the year ended June 30, 2003 from $23,000 in the year ended June 30, 2002 as a result of an increase in our website expenses resulting from the increased demand for our subscription service.

Sales and marketing. Sales and marketing expenses decreased to $500 for the year ended June 30, 2003 from approximately $28,000 for the year ended June 30, 2002. The primary reason for the decrease is that all marketing and sales efforts are done in-house and rely on viral marketing and are strong web presence to gain new clients. We anticipate our sales and marketing expenses to increase in the future as we intend to launch a more aggressive marketing and sales campaign.

Product development. Product development expenses increased to approximately $204,000 for the year ended June 30, 2003 from approximately $100 for the year ended June 30, 2002. The increase was solely the result of the hiring of a consultant who assisted the Company in exploring new business opportunities.

Business development. Overall business development expenses decreased slightly to approximately $99,000 for the year ended June 30, 2003 from approximately $103,000 for the year ended June 30, 2002. Though our website content fees decreased by approximately $43,000 between the two periods, our Internet hosting connection increased by approximately $20,000. We anticipate our Internet hosting fee to increase only slightly over the next fiscal year. Though we've made arrangements with our key content providers to control our content fees in the future, we anticipate the acquisition cost of website content to increase to meet our client demands for more original content and as data providers look to create new revenue streams by charging fees to redistributors like us.

General and administrative. General and administrative expenses decreased slightly to approximately $1,000,000 for the year ended June 30, 2003 from approximately $1,060,000 for the year ended June 30, 2002. We anticipate with future growth of our business general and administrative expenses will increase.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $13,000 for the year ended June 30, 2003 from approximately $29,000 for the year ended June 30, 2002. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $223,000 for the year ended June 30, 2003 as compared to net other loss of $45,000 for the year ended June 30, 2002. The increase in loss resulted from the downward revaluation of our investment in Ridgewood Capital Venture Partners Fund 1by approximately $157,000.

Liquidity and Capital Resources.

To date, we have financed our operations primarily through the revenues earned by FinancialContent Services and equity and debt financing. As of June 30, 2003, we had approximately $9,000 of cash, cash equivalents and short-term investments, and working capital deficit of $1,395,902. The working capital deficit increased from $1,096,334 from the previous fiscal year as a result of the increase of notes payable to related parties, the increase of payroll and taxes payable, the increase of the reserve for the termination of an investment agreement, the increase in accounts payable and accrued interest, less a decrease in management fees due a related party.

Net cash used in operating activities was $89,640 for the year ended June 30, 2003 compared to $396,780 for the year ended June 30, 2002. The cash used during these periods was attributable to net operating losses of $1,156,862 in 2003 and net operating losses of $1,072,306 in 2002. Net cash used in operating activities for the year ended June 30, 2003 of $89,640 resulted from net losses offset by an increase of compensation expense on warrants granted, loss on investments, payroll and taxes payable, and accrued liabilities.

Net cash used in operating activities for the year ended June 30, 2002 of $396,780 resulted from net losses, the decrease in accounts payable and accounts receivable and an increase in prepaid expenses. These amounts were offset by an increase of compensation expense on warrants granted, issuance of common stock for services, payroll and taxes payable, accrued liabilities, and accrued expenses. Losses in 2003 and 2002 principally related to general and administrative expenses.

For the year ended June 30, 2003, we generated net cash provided by financing activities of $97,981. For the year ended June 30, 2002, we generated net cash provided by financing activities of $391,512. We generated cash primarily through the sale of our common stock.

Our future capital requirements depend on numerous factors, including continuing and growing market acceptance of the service offered by FinancialContent Services, and the timing and rate of expansion of FinancialContent Services' business. We believe that our expenditures have leveled off and will begin to increase in the foreseeable future consistent with the future growth of our businesses. Our continued existence is dependent upon our ability to increase operating revenues and/or raise additional equity and/ or financing to grow our business. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders will result.

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

We have previously relied on equity and debt financing to fund operations from related parties. However, consistent with our belief that by increasing our cash flow we can improve our ability to raise additional capital, since June 30, 2003, we have raised $361,674 through the sale of our Series B convertible preferred and we are currently raising additional funds pursuant to a Series C round under which we have received signed subscription agreements to purchase $438,499 of our Series C convertible preferred shares.

Item  7.  Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 8A.  Controls and Procedures.

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

                                    PART III

Item  9. Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

The Company's current officers and directors consist of the following persons:

NAME                      AGE       OFFICE                           SINCE
- ------------------      ------    ---------------------------      -----
Wilfred Shaw               33       Chairman and CSO                  1996
Owen M. Naccarato          54       Director                          1999
Wing Yu                    34       Director and CEO                  2000
Gregg Fidan                27       Director and V.P. Bus. Dev.       2001
Dave Neville               40       President and General Counsel     2001

Wilfred Shaw is currently Chairman and Chief Strategy Officer of Financialcontent, Inc. Previously, he served as the company's Chief Executive Officer for approximately 5 years. As the Chief Executive Officer, he was responsible for the incubating and investing in numerous specialty technology startups such as FinancialContent Services, Inc. Earlier in his career, Shaw was the Vice President of Business Development at Intertech Group, a conglomerate of small companies based in Asia. He also worked as Vice President of Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay Area. Shaw has served on the Boards of Advisors of several private investment and technology companies and is the lead consultant to numerous technology startups. He has a Bachelor of Arts in Economics and Political Science with a minor in Psychology from Saint Mary's College. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Strategy Officer under which we pay SharpManagement $5,000.00 per month for Mr. Shaw's services. Mr. Shaw owns SharpManagement.com, LLC.

Wing Yu is currently the CEO and one of four directors of FinancialContent, Inc. Prior to this position, Yu was the COO of Cosmoz Infrastructure Solutions, Inc. He has also held a variety of other senior positions within Cosmoz, including the Vice President of Web Development, before taking charge of Cosmoz. Prior to joining the financial data and technology industry, Yu spent his early professional career within the educational field working as an educator, a freelance Apple Macintosh developer for 6 year and developed various websites as a freelance web developer. He also worked for Ticketmaster CitySearch.com, Inc. coordinating online advertising. Yu holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology. Mr. Yu's annual salary is currently $72,000.00.

Mr. Naccarato, our outside Board member, has held various operating positions, including Chief Financial Officer for Bikers Dream, Inc. a NASDAQ traded motorcycle assembler and parts distributor and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant. We granted Mr. Naccarato a warrant to purchase up to 200,000 shares at $0.25 per share in March of 2002.

Mr. Fidan, is a Board member and the Vice President of Product Development for FinancialContent. He was previously the founder of BuckInvestor, Inc, a leading investment information portal for long-term investors, which company was acquired in 1999. Prior to this, Mr. Fidan was co-founder of Adtech Promotions, a regional marketing and development firm specializing in online usability and search engine optimization. He has been recognized in such leading publications as Money Magazine, Bloomberg, CNBC, Online Investor Magazine, and several national newspapers. Mr. Fidan holds a degree in Business Administration with a concentration in Finance from North Carolina State University. Mr. Fidan's annual salary is currently $43,750.00, plus commissions.

Mr. Neville is our President and General Counsel. Mr. Neville is responsible for the Company's corporate operations and financing activities. Prior to joining FinancialContent, Mr. Neville practiced law in San Francisco. His experience spans the areas of corporate governance, tax laws, human resources and investor relations. He has worked extensively with private and publicly-traded companies in the financial services industry. Mr. Neville's annual salary is currently $72,000.00.

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
---------------------------

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

To the Company's knowledge, the following officers, directors and 10% beneficial owners failed to file on a timely basis the forms required under Section 16(a); Dave Neville failed to file 2 timely reports; Gregg Fidan failed to file 2 timely reports, Wing Yu failed to file 2 timely reports, Wilfred Shaw failed to file 2 timely reports, and Mark Dierolf failed to file two timely reports. These reports relate to the granting of stock under the Company's 2002 Employee and Officer Retention and Recognition Plan. Asia Pacific Ventures has failed to file four timely reports.

Item 10.  Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended June 30, 2002 and 2001, respectively, to the Company's Chief Executive Officer, Vice President, and Chief Strategy Officer during such period.

                                                 Summary Compensation Table

Summary Compensation Table
Executive  Compensation:
-----------------------------------------------------------------------
Annual Compensation                                                       Long-term Compensation
                                                                          Awards                     Payouts
--------------------------------------------- -------------------------   -------------------------- --------------------
Name and principal    Year     Salary       Bonus      Other annual       Restricted      SARs       LTIP       All other
position                                               compensation       stock awards               payouts    comp.
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wing Yu, CEO          2003     $72,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wing Yu, CEO          2002     $72,000      0          0                  $103,506        0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wing Yu, COO/CEO      2001     $120,000     0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Gurkan Fidan, VP      2003     $43,750      0          $3,961             0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Gurkan Fidan, VP      2002     $43,750      0          0                  $62,461         0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Gurkan Fidan, VP      2001     $8,000       0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wilfred Shaw, CSO     2003     $60,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wilfred Shaw, CSO     2002     $63,600      0          0                  $232,212        0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wilfred Shaw, CEO/CSO 2001     $63,600      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Dave Neville, Pres/GC 2003     $72,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Dave Neville, GC      2002     $72,000      0          0                  $38,902         0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Dave Neville, GC 2001 2001     $72,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------

Employment  Agreements
-----------------------

Wilfred Shaw: The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract the Company is required to pay an initial payment of $180,000 and a payment of $15,000 per month for each month that Mr. Shaw provides services to the Company. SharpManagement is 100% owned by Wilfred Shaw. The Company issued 15,000,000 shares of its common stock as payment for management services provided to the Company, which were valued at $360,000 to pay for services provided through December 31, 2000. The Company issued 1,036,584 shares of its common stock as payment for management services provided to the Company, which were valued at $165,000 to pay for services provided from January 1, 2001 through March 31, 2003. The Company renewed the consulting contract with SharpManagement, LLC at a reduced fee of $5,000.00 per month commencing on April 1, 2001. Mr. Shaw has not received any compensation under this agreement for the last two fiscal years. Under a separate agreement, the Company pays Mr. Shaw $3,600.00 annually.

Wing Yu: Wing Yu, a director, was promoted to chief operating officer on May 11, 2000. He originally earned an annual salary of $120,000.00, and received a signing bonus of $6,800.00. However, during the fiscal year ended June 30, 2001, Mr. Yu accepted a salary reduction to $72,000 per year, concurrently promoted to Chief Executive Officer.

Gregg Fidan: Gregg Fidan joined the Company during the fiscal year ended June 30, 1999 upon our acquisition of Buck Investor, Inc. He initially earned a salary of $100,000 per year under a signed employment agreement with the Company. During the fiscal year ended June 30, 2000, he became the president of FinancialContent.com, Inc. and was paid $1,000 per month. In the fiscal year ended June 30, 2001, and after he sold his ownership interest in
FinancialContent.com, Inc to the Company, he began receiving a salary of $43,750.00 annually.

Dave Neville: Dave Neville was promoted to general counsel of the Company in December 2000. In February 2003, he also became the President of the Company. Over the last three fiscal years, Mr. Neville has received a salary of $72,000 annually under a written employment agreement.

Compensation  of  Directors:

Directors receive no remuneration for their services as directors at this time. In March 2002, we issued a warrant to purchase 200,000 shares of common stock at an exercise price of $0.25 per share to Mr. Naccarato. The Company has adopted no retirement, pension, profit sharing or other similar programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2003 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission or as reflected on the books and records of the Company's stock transfer agent; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Title of Class    Name and Address            Shares Beneficially   Percent (2)
of Class (1)                                  Owned (1)
--------------------------------------------------------------------------------
Class A Common    Wing Yu                             426,942             4.63%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Wilfred Shaw(3)                   2,229,765            24.75%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Asian Pacific Ventures            1,066,667            11.84%
                  Suite 13, 16th Floor
                  Kinwick Center,
                  32 Hollywood Road
                  Central Hong Kong, H.K.
--------------------------------------------------------------------------------
Class A Common    Times Square Int'l Limited          518,292             5.75%
                  145 Traders Blvd, E., #40
                  Mississauga, Ontario
                  Canada L4Z 3L3
--------------------------------------------------------------------------------
Class A Common    Tupelo Investments Limited          518,292             5.75%
                  P.O. Box 107 Oceanic House
                  Grand Turk
                  Turk & Caicos Islands
-------------------------------------------------------------------------------
Class A Common    Gregg Fidan                         838,557             9.31%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Dave Neville                        155,609             1.73%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common(4) Owen Naccarato                      200,000             2.21%
                  77 Eagle Creek
                  Irvine, CA 92618
--------------------------------------------------------------------------------
Class A Common    Mark Dierolf                        553,675             6.15%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Officers and Directors            4,394,547(3)         48.77%
                  as a Group ( persons)
--------------------------------------------------------------------------------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this annual report upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this annual report have been exercised. Unless otherwise indicated, we believe that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.
(2) These percentages are based upon 9,009,643 calculated as follows: 8,809,643 shares of our common stock outstanding as of October 8, 2003 on a non-diluted basis, plus 200,000 shares issuable upon the exercise of the warrant issued to Owen Naccarato as described in footnote 4, below.

(3) Does not include shares beneficially owned by Asia Pacific Venture, a related party to Wilfred Shaw. (4) Represents a warrant to purchase shares of our common stock at $0.25 per share.

Item  12. Certain Relationships and Related Transactions.

A.    Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was formerly Wilfred Shaw, the current Chairman of the Board of Directors of the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw. Over the course of the fiscal years ended June 30, 2002 and 2003, APV has loaned the Company $317,567 inclusive of accrued interest through June 30, 2003, which interest accrues at 12% per annum. Also, during the fiscal year ended June 30, 2002, pursuant to the terms of a convertible note issued to APV in exchange for an investment of $75,000, APV converted the note into 750,000 shares of the company's common stock. In October 2001, APV purchased 250,000 shares of common stock for $25,000.

B.    Wilfred Shaw

Wilfred Shaw is the Company's chairman of the board and former CEO. On July 31, 2001, the Company entered into a securities purchase agreement with Mr. Shaw, pursuant to which he purchased 1,275,469 shares of Common Stock for a $100,000 cash investment.

C.    SharpManagement, LLC.

The Company has a consulting contract with SharpManagement, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Wilfred Shaw is the sole managing member of SharpManagement. In consideration for the satisfaction of $165,000 owed to SharpManagement for services provided by Wilfred Shaw from January 1, 2001 through March 31, 2003, the Company agreed to pay SharpManagement 1,036,584 shares of the Company's common stock valued at $0.159 per share. The Company was instructed by SharpManagment to issue 518,292 to both Tupelo Investments Limited and Times Square International Limited.

E.   Notes Payable to Shareholders

In 2001, Tupelo advanced to the Company $63,517. This note is due on demand and bears an annual interest rate of 12%.

Item  13.  Exhibits and Reports on Form 8-K

Exhibits

      (2) 2.1. Agreement and Plan of Reorganization between Cosmoz.com, Inc. and Ivory Acquisition Corporation dated January 5, 2000. Certificate of Ownership and Merger Merging Ivory Acquisition Corporation into Cosmoz.com, Inc. (Previously filed as an exhibit to the Company's Form 8-K/A, file no.: 000-28377, on March 10, 2000, and incorporated herein by reference.)

      (3) 3.1. Articles of Incorporation of Cosmoz.com, Inc. (Previously filed as an exhibit to the Company's Form 8-K/A, file no.:
                 000-28377, on March 10, 2000, and incorporated herein by reference.)

                 3.2. By-Laws of Cosmoz.com, Inc. (Previously filed as an exhibit to the Company's Form 8- K/A, file no.: 000-28377, on March 10, 2000, and incorporated herein by reference.)

                 3.3. Certificate of Amendment of Certificate of Incorporation of Cosmoz.com, Inc., (Previously filed, as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 28, 2001 and incorporated herein by reference.)

                 3.4. Certificate of Amendment of Certificate of Incorporation of Cosmoz Infrastructure Solutions, Inc., (Previously filed as an exhibit to the Company's Form 10-QSB, file no.: 000- 28377, on December 19, 2001, and incorporated herein by reference.)

      (4) 4.1 Certificate of Designation, Series A Preferred Stock, attached hereto.

                 4.2 Certificate of Designation, Series B Preferred Stock, attached hereto.

     (10) 10.1. Cosmoz.com, Inc. 1999 Stock option plan. (Previously filed as an exhibit to the Company's Form 10-Q, file no.:
                 000-28377, on May 15, 2000, and incorporated herein by reference.)

                 10.2. Owen Naccarato Director's Agreement. (Previously filed as an exhibit to the Company's Form 10-Q, file no.: 000-28377, on May 15, 2000, and incorporated herein by reference.)

                 10.3. Management and Consulting Agreement between the Company and SharpManagement, LLC. (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

                 10.4. Investment Agreement between the Company and Swartz Private Equity, LLC. (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

                 10.5 Warrant to Purchase Our Common Stock Issued in connection with the Investment Agreement between the Company and Swartz. (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

                 10.6 Registration Rights Agreement issued in connection with the Investment Agreement between the Company and Swartz (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

                 10.7 Warrant Side Agreement Issued in connection with Investment Agreement between the Company and Swartz. (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

                 10.8 Commitment Warrant to purchase our common stock issued in connection with Investment Agreement between the Company and Swartz. (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

                 10.9 Addendum to Management and Consulting Agreement between the Company and SharpManagement, LLC. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on September 28, 2001, and incorporated herein by reference.)

                 10.10. Information Statement Pursuant 14c of the Securities Exchange Act of 1934 (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 19, 2002, and incorporated herein by reference.)

                 10.11. Promissory Note dated October 1, 2001 between the Company and Asia Pacific Ventures (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 19, 2002, and incorporated herein by reference.)

                 10.12. Promissory Note dated October 29, 2001 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 19, 2002, and incorporated herein by reference.)

                 10.13. Subscription Agreement dated November 23, 2001 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000- 28377, on February 19, 2002, and incorporated herein by reference.)

                 10.14. Subscription Agreement dated November 26, 2001 between the Company and Gurkan Fidan. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377 on February 19, 2002, and incorporated herein by reference.)

                 10.15. Subscription Agreement dated November 26, 2001 between the Company and Mark Dierolf. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 9, 2002 and incorporated herein by reference.)

                 10.16. Note and Security Agreement dated December 13, 2001between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 9, 2002, and incorporated herein by reference.)

                 10.17. Promissory Note dated December 30, 2001between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000- 28377, on February 9, 2002, and incorporated herein by reference.)

                 10.18 2002 Employee and Officer Retention and Recognition Plan. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 9, 2002, and incorporated herein by reference.)

                 10.19. Convertible Promissory Note dated January 31, 2002, between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on May 15, 2002, and incorporated herein by reference.)

                 10.20. Promissory Note dated April 30, 2002 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000- 28377, on May 15, 2002, and incorporated herein by reference.)

                 10.21 Form of Warrant Issued to Larry Tint dated March 12, 2002. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on May 15, 2002, and incorporated herein by reference.)

                 10.22 Form of Warrant Issued to Owen Naccarato dated March 12, 2002. (Previously filed as An exhibit to the Company's Form 10-QSB, file no. 000-28377, on May 15, 2002, and incorporated herein by reference.)

                 10.23 Employment agreement of Wing Yu dated July 30, 2001. (Previously filed as an exhibit to the Company's Form 10-KSB/A, file no. 000-28377, on August 15, 2003, and incorporated herein by reference.)

                 10.24 Addendum to Management and Consulting Agreement between the Company and SharpManagement, LLC, dated May 28, 2002. (Previously filed as an exhibit to the Company's Form 10-KSB/A, file no. 000-28377, on August 15, 2003, and incorporated herein by reference.)

                 10.25 Promissory Note dated September 3, 2002 between the Company and Wing Yu (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on November 19, 2003, and incorporated herein by reference.)

                 10.26 Convertible Promissory Note between the Company and Asia Pacific Ventures dated September 5, 2002. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on November 19, 2003, and incorporated herein by reference.)

                 10.27. Stock and Warrant Purchase Agreement dated September 12th, 2002 between the Company and Stamford Financial Ltd. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 18, 2003, and incorporated herein by reference.)

                 10.28. Promissory note dated October 10, 2202 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 18, 2003, and incorporated herein by reference.)

                 10.29. Promissory Note dated November 6, 2002 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 18, 2003, and incorporated herein by reference.)

                 10.30. 2003 Consultant and Advisor Services Plan dated April 24, 2003. (Previously filed as an exhibit to the Company's Form S-8, file no. 000-28377, on April 28, 2003, and incorporated herein by reference.)

                 10.31 Advisors Agreement dated June 1, 2003 between the Company and Jared Kopf, attached hereto.

                 10.32 Standby Loan Commitment dated July 15, 2003 between the Company and Asia Pacific Ventures, attached hereto.

                 10.33 Promissory Note dated July 15, 2003 between the Company and Asia Pacific Ventures, attached hereto.

                 10.34 Asset Purchase Agreement between the Company and CNET Networks, Inc. date July 18, 2003, attached hereto

                 10.35 2003-2 Consultant and Advisor Services Plan dated September 8, 2003. (Previously filed as an exhibit to the Company's Form S-8, file no. 000-28377, on September 10, 2003, and incorporated herein by reference.)

                 10.36 Promissory Note dated September 2, 2003 between the Company and Asia Pacific Ventures, attached hereto.

 (21) 21.1. List of subsidiaries of registrant. (Previously filed as an exhibit to the Company's Form 10-K, file no. 000-28377, on September 28, 2000, and incorporated herein by reference.)

 (23) 23.1 Consent of Independent Certified Public Accountants, attached hereto.

 (31) 31.1 Certification by Wing Yu, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

                 31.2 Certification by Thomas McAleer, Controller, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

  (32)           32   Certification   as   required   under   Section   906   of
                 Sarbannes-Oxley Act of 2002

(b) Reports on Form 8-K: None

Item 14.  Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for each of the last two fiscal years for services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our form 10QSB's for the fiscal years ended June 30, 2003 and 2002 are $42,409 and $47,647, respectively.

Audit Related Fees: None

Tax Fees:  None

All Other Fees: None

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

                      Dated: October 13, 2003

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wing Yu                                            October 13, 2003
------------------------------------
    Wing Yu,
    Chief Executive Officer

/s/ Wilfred Shaw                                       October 13, 2003
------------------------------------
    Wilfred Shaw,
    Chief Strategy Officer

/s/ Gregg Fidan                                        October  13, 2003
------------------------------------
    Gregg Fidan,
    Vice President Bus. Dev.

                             FINANCIAL CONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                             FINANCIAL CONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002






                                 C O N T E N T S
                                 ---------------




                                                                        Page
                                                                        ----



      Independent Auditors' Report........................................F-1

      Consolidated Balance Sheets.....................................F-2 - F-3

      Consolidated Statements of Operations...........................F-4 - F-5

      Consolidated Statements of Changes in Shareholders' Equity..........F-6

      Consolidated Statements of Cash Flows...........................F-7 - F-8

      Notes to the Consolidated Financial Statements..................F-9 - F-33

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders -
Financial Content, Inc.

We have audited the accompanying consolidated balance sheets of Financial Content, Inc., a Delaware Corporation, as of June 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Content, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2003, and 2002 with losses incurred subsequently, and generated negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/ Pohl, McNabola, Berg & Company, LLP
---------------------------------------
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
September 9, 2003


                             FINANCIAL CONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2003 AND 2002

                               ASSETS
                               ------                                June 30, 2003   June 30, 2002
                                                                     -------------   -------------
Current Assets:
   Cash and cash equivalents                                            $   8,327    $      4,162
   Short-term investments                                                     320           1,898
   Accounts receivable - trade, net                                         2,591           5,640
   Prepaid expenses                                                           551           5,855
   Deposits                                                                 6,945          13,864
                                                                     ------------    ------------

      Total Current Assets                                                 18,734          31,419
                                                                     ------------    ------------

Property and Equipment:
   Office furniture                                                        12,112          12,112
   Equipment                                                               87,938          84,257
                                                                     ------------    ------------
                                                                          100,050          96,369
                                                                     ------------    ------------

   Accumulated depreciation                                               (75,786)        (62,649)
                                                                     ------------    ------------

      Property and Equipment, net                                          24,264          33,720
                                                                     ------------    ------------

Other Assets:
   Long-term investments                                                   14,922         143,084
   Intangible assets, net                                                   3,000           3,000
                                                                     ------------    ------------

      Total Other Assets                                                   17,922         146,084
                                                                     ------------    ------------

        Total Assets                                                    $  60,920    $    211,223
                                                                     ============    ============

                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF JUNE 30, 2003 AND 2002


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------               June 30, 2003    June 30, 2002
                                                                     -------------    -------------
Current Liabilities:
 Accounts payable                                                    $    182,655    $    148,507
 Management fees due to related party                                      15,000         120,000
 Payroll and taxes payable                                                218,115          89,090
 Taxes payable                                                              4,800           2,400
 Accrued interest                                                          86,440          39,027
 Other accrued expenses                                                   134,591          59,213
 Deferred revenue                                                          16,185           4,915
 Note payable - related parties                                           342,358         300,109
 Notes payable - other                                                     14,589          14,589
 Reserve for termination of investment agreement                          100,000          50,000
 Accrued expenses - discontinued operations                               122,394         122,394
 Payable to officer - discontinued operations                              60,000          60,000
 Payroll and sales taxes payable - discontinued operations                117,509         117,509
                                                                     ------------    ------------

  Total Current Liabilities                                             1,414,636       1,127,753
                                                                     ------------    ------------


Stockholders' Equity:
 Preferred stock, $0.001 par value; 200,000,000 shares authorized;
  none issued or outstanding                                                 --              --
 Common stock, $0.001 par value; 900,000,000 shares authorized;
  8,659,643 and 6,753,059 issued and outstanding, respectively              8,660           6,753
 Additional paid-in-capital                                            15,779,993      15,363,210
 Deferred compensation                                                       --          (302,266)
 Accumulated other comprehensive loss                                     (68,279)        (66,999)
 Accumulated deficit                                                  (17,074,090)    (15,917,228)
                                                                     ------------    ------------

  Total Stockholders' Equity                                           (1,353,716)       (916,530)
                                                                     ------------    ------------

   Total Liabilities and Stockholders' Equity                        $     60,920    $    211,223
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.


                             FINANCIAL CONTENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                                          Year Ended     Year Ended
                                                        June 30, 2003  June 30, 2002
                                                        -------------  --------------
Revenues:
    Net revenues                                          $   422,360    $   289,806
    Costs of revenues                                         (37,195)       (23,435)
                                                          -----------    -----------
       Gross Profit                                           385,165        266,371
                                                          -----------    -----------

Operating Expenses:
    Business development                                       99,157        102,918
    Sales and marketing                                           500         27,780
    Product development                                       203,787             81
    General and administrative                                999,889      1,058,807
    Amortization and depreciation                              13,137         30,741
                                                          -----------    -----------
       Total Operating Expenses                             1,316,470      1,220,327
                                                          -----------    -----------

       Loss from Operations                                  (931,305)      (953,956)
                                                          -----------    -----------

Other Income (Expense):
    Interest income                                               153            144
    Dividend income                                              --               12
    Other income                                                1,124         25,070
    Interest expense                                          (46,272)       (39,027)
    (Loss) on investment                                     (157,444)          --
    (Loss) on disposal of property and equipment                 --          (21,132)
    Investment management expenses                            (20,718)       (10,191)
                                                          -----------    -----------
       Total Other Income (Expense)                          (223,157)       (45,124)
                                                          -----------    -----------

    Net loss before cumulative effect of change
       in accounting principle                            $(1,154,462)   $  (999,080)

    Cumulative effect of change in accounting principle          --          (70,826)
                                                          -----------    -----------

    Net loss before taxes                                 $(1,154,462)   $(1,069,906)

       Provision for income tax                                (2,400)        (2,400)
                                                          -----------    -----------

                                                          -----------    -----------
          Net Loss                                        $(1,156,862)   $(1,072,306)
                                                          ===========    ===========


                                   (continued)



   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002



                                                        Year Ended                    Year Ended
                                                       June 30, 2003                 June 30, 2002
                                               ------------------------------------------------------------


Net loss per share (Note 1):
                                                  Basic      Fully diluted       Basic     Fully Diluted
                                                --------     -------------    ---------    -------------

     Net loss per share                         $ (0.16)         $ (0.16)     $  (0.21)      $ (0.21)


  Shares used in per share calculation - basic                 7,185,840                     5,211,619
                                                             ============                  ============

  Shares used in per share calculation -
  diluted                                                      7,185,840                     5,211,619
                                                             ============                  ============


   The accompanying notes are an integral part of these financial statements.

                     Consolidated Statement of Changes in
                              Shareholders' Equity
                   for the years ended June 30, 2003 and 2002
                                   Split Table



                                                                                                        Additional
                                    Preferred Stock                Common Stock           Deferred        Paid-in
                                   Shares     Amount           Shares        Amount      Compensation     Capital
                                   ------   ----------       ----------   ------------   ------------    ----------

Balance, June 30, 2001                 --   $       --        1,325,247   $      1,326       --        $ 14,528,845
                                   ======   ==========       ==========    ===========   ==========    ============
   Comprehensive income (loss):
    Net loss from operations
     during the period                 --           --             --             --         --               --
    Net unrealized gain (loss)
     on securities, net                --           --             --             --       (302,266)          --
    Compensation expense
     on stock grants                   --           --             --             --         --             61,800
    Acquisition of minority interest
     in Financial Content, Inc.        --           --          883,233            883       --               (883)
    Proceeds from sale
     of common stock                   --           --        1,525,469          1,525       --            123,475
    Conversion of debt
     into common stock                 --           --          750,000            750       --             74,250
    Issuance of common stock
     for services                      --           --        2,269,110          2,269       --            575,723
                                   ------   ----------       ----------    -----------   ----------    ------------

Balance, June 30, 2002                 --   $       --        6,753,059    $     6,753   $ (302,266)   $ 15,363,845
                                   ======   ==========       ==========    ===========   ==========    ============
    Comprehensive income (loss):
    Net loss from operations
     during the period                 --           --             --             --         --                --
    Net unrealized gain (loss) on
     on securities, net                --           --             --             --         --                --
    Compensation expense
     on stock grants                   --           --             --             --      302,266              --
    Proceeds from sale of
     common stock                      --           --          335,000            335       --              54,605
    Conversion of debt into
     common stock                      --           --        1,036,584          1,037       --             163,963
    Issuance of common stock
     for services                      --           --          535,000            535       --             198,215
                                   ------   ----------       ----------    -----------   ----------    ------------

Balance, June 30, 2003                 --    $      --        8,659,643    $     8,660       --        $ 15,779,993
                                   ======   ==========       ==========    ===========   ==========    ============




                                      F-6A

                     Consolidated Statement of Changes in
                              Shareholders' Equity
                   for the years ended June 30, 2003 and 2002
                             Split Table (Continued)

                                     Accumulated
                                        Other                              Total
                                     Comprehensive     Accumulated     Shareholders'  Comprehensive
                                     Income (loss)       Deficit          Equity      Income (loss)
                                     ------------       ----------       ---------    ------------
Balance, June 30, 2001              $    (17,543)     $(14,844,922)    $  (332,294)   $(4,606,389)
                                   =============      ============     ===========    ===========
   Comprehensive income (loss):     $       --        $( 1,072,306)    $ 1,072,306)   $(1,072,306)
    Net loss from operations
     during the period              $    (49,456)            --            (49,456)    (4,606,389)
    Net unrealized gain (loss)
     on securities, net                                      --           (302,266)          --
    Compensation expense
     on stock grants                        --               --             61,800           --
    Acquisition of minority interest
     in Fiancial Content, Inc.              --               --               --             --
    Proceeds from sale
     of common stock                        --               --            125,000           --
    Conversion of debt into
     common stock                           --               --             75,000           --
    Issuance of common stock for
     services                               --               --            577,992           --
                                     ------------     ------------     -----------    ------------
Balance, June 30, 2002               $    (66,999)    $(15,917,228)    $  (916,530)   $(1,121,763)
                                     ============     ============     ===========    ============

    Comprehensive income (loss):
    Net loss from operations
     during the period                      --          (1,156,862)     (1,156,862)    (1,156,862)
    Net unrealized gain (loss) on
     on securities, net                   (1,280)            --             (1,280)        (1,280)
    Compensation expense on
     stock grants                           --               --            302,266           --
    Proceeds from sale of
     common stock                           --               --             54,940           --
    Conversion of debt into
     common stock                           --               --            165,000           --
    Issuance of common stock for
    services                                --               --            198,750           --
                                     ------------     ------------     -----------    ------------

Balance, June 30, 2003               $    (68,279)    $(17,074,090)    $(1,353,716)   $ (1,158,142)
                                     ============     ============     ===========    ============


                                       F-6B

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                         June 30, 2003  June 30, 2002
                                                         -------------  -------------
Operating Activities:
    Net Loss                                             $(1,156,862)   $(1,072,306)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
      Compensation expense on warrant and stock grants       302,266         61,800
      Amortization and depreciation                           13,137         30,741
      Investment expenses                                     20,718         10,191
      Loss on investments                                    107,444           --
      Issuance of common stock for services                  198,750        275,726
      Intangible assets impairment charge                       --           70,826
      Reserve for termination of investment agreement         50,000           --
      Loss on disposal of property and equipment                --           21,132

Changes in operating assets and liabilities:
    Accounts receivable - trade, net                           3,049         (2,042)
    Amounts due from officer                                    --           19,962
    Prepaid expenses                                           5,304         (3,249)
    Investment in marketable securities                         --             (298)
    Security deposit                                           6,919          2,138
    Accounts payable                                          34,149        (14,388)
    Management fees due to related party                      60,000         60,000
    Taxes payable                                              2,400          2,400
    Accrued interest                                          47,413         39,027
    Payroll and taxes payable                                129,025         56,794
    Deferred revenue                                          11,270          4,915
    Accrued
    liabilities                                               75,378         39,851
                                                         -----------    -----------

      Net cash used in operating activities                  (89,640)      (396,780)
                                                         -----------    -----------
Investing activities:

    Sale of marketable securities                                297           --

    Purchases of property and equipment                       (3,681)        (9,253)
                                                         -----------    -----------

      Net cash used in investing activities                   (3,384)        (9,253)
                                                         -----------    -----------
Financing activities:
    Proceeds from issuance of common stock                    54,940        125,000
    Payments on amounts due to related parties                (5,000)        (8,408)
    Proceeds from notes payable - related parties             47,249        275,000
                                                         -----------    -----------

      Net cash provided by financing activities               97,189        391,592
                                                         -----------    -----------

      (Decrease) in cash and cash equivalents                  4,165        (14,441)

Cash and cash equivalents, beginning of year                   4,162         18,603
                                                         -----------    -----------

Cash and cash equivalents, end of year                   $     8,327    $     4,162
                                                         ===========    ===========

                                   (continued)
   The accompanying notes are an integral part of these financial statements.


                             FINANCIAL CONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                                            Year ended      Year ended
                                                          June 30, 2003   June 30, 2002
                                                          -------------   -------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
      Interest                                             $     --              --
      Taxes                                                $     --              --



The following noncash transactions occurred during the year ended June 30, 2002:

    Conversion of debt                                                    $     75,000
                                                                          =============

    Common stock issued for services                                      $    577,992
                                                                          =============


The following noncash transactions occurred during the year ended June 30, 2003:

    Conversion of debt                                                    $    165,000
                                                                          =============

    Common stock issued for services                                      $    198,750
                                                                          =============

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business

Financial Content, Inc., ("FC" or the "Company"), a Delaware corporation (http://www.financialcontent.com), offers financial-related services through the World Wide Web. In November 2001, the Company changed its name from Cosmoz Infrastructure Solutions, Inc., to Financial Content, Inc. The purpose for the name change was to have a corporate name that is in line with the nature of company's business and that fits into its long-term business direction. The Company is focused on providing financial content through the Internet.

Through  its  Internet  properties,   the  Company  provides   financial-related
services:

         o FinancialContent.com, Inc. (www.financialcontent.com) is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, Financial Content delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of Financial Content is to provide unparalleled value and usability for both content managers and end users; and

         o The Company operates additional Internet properties in order to market and showcase its technology, including www.monsterquote.com and www.getwhispers.com.

Effective November 2001, shareholders of the Company and the Board of Directors approved the following:

         A. Amendment to the Articles of Incorporation of the Company to increase the number of shares authorized for issuance from 200,000,000 to 900,000,000;

         B. Acquisition of the minority held shares of FinancialContent.com, Inc.;

         C. Amendment to the Articles of Incorporation of the Company to change the name of the Company to Financial Content, Inc.; and

         D. Approval of a reverse stock split at a ratio of 1-for-60, which was determined by the Board of Directors of the Company to be in the best interests of the Company.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

B.       Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of Financial Content, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends on June 30 each year.

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


C.       Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. All of the Company's short-term investments are classified as available-for-sale at the balance sheet dates. Investments classified as available-for-sale are recorded at fair value and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income/loss.

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

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

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


F.       Revenue Recognition

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis. The Company records revenue when the content is delivered to the customer.


G.       Product and Website Development

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

>
                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

H.       Capitalized Computer Software

During the two years in the period ended June 30, 2003, no internal software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.


I.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense in 2003 and 2002.


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

The Company invested in equity instruments of privately held, Internet and information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicates that such assets might be impaired.


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

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in 2003 and 2002 due to the Company having net loss and a loss from operations in 2003 and 2002.

Effective November 7, 2001, the Board of Directors authorized a sixty-for-one reverse stock split. The EPS calculations reflect the reverse stock split.


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

>
                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short and long-term investments. Substantially all of the Company's cash, cash equivalents and short and long-term investments are managed by two financial institutions.

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at June 30, 2003.


P.       Foreign Currency and International Operations

International operations were fully discontinued in 1998, and there are no foreign assets. There were no foreign exchange transactions during the years ended June 30, 2003 and 2002. Translation gains (losses), which are deferred and accumulated as a component of shareholders' equity, were not significant in 2003 and 2002.


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

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


1.       Summary of Significant Accounting Policies (continued)

R.       Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 4 - "Stock Option Plan."

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee the Company must recognize an initial liability for the fair value, or market value, of the obligations that it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect any impact from adopting FIN 45 on its results of operations or financial position.

>
                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

R.       Recent Accounting Pronouncements (continued)

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The Company does not believe the adoption of FIN 46 will have a material impact on its results of operations or financial position.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus are not expected to have a significant effect on our results of operations or financial position.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on our financial position, cash flows or results of operations.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


1.       Summary of Significant Accounting Policies (continued)

R.       Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on our financial position, cash flows or results of operations.


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

The Company has adopted SFAS 142 effective July 2001, which resulted in the Company no longer amortizing its existing goodwill. At June 30, 2002, goodwill approximated $3,000. In addition, the Company measured goodwill for impairment as part of the transition provisions. The Company completed the transition impairment tests and recorded an impairment charge of $70,826 in 2002, and this goodwill impairment charge was recognized as a cumulative effect of a change in accounting principle in 2002. The Company has set the measurement date of April 1st to calculate goodwill impairment.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


1.       Summary of Significant Accounting Policies (continued)

U.       Long-lived Assets

The Company identifies and records impairment losses on long-lived assets and identifiable intangible assets, when events and circumstances indicate that such assets might be impaired.


V.       Stock-Based Compensation

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, FIN 44, and SFAS 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions. All non-employee stock option and warrant grants are accounted for under the fair value method. As such, compensation expense for employee stock option and warrant grants would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.


W.       Reclassifications

Certain   reclassifications   were  made  to  the  2002  financial   statements'
presentation in order to conform to the 2003 financial statements' preparation.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


2.       Income Taxes
         ------------

The Company incurred $2,400 and $7,200 in state taxes for each of the years ended June 30, 2003 and 2002, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2003 and 2002. The Company incurred net operating losses for these periods. The Company incurred net operating losses from its operations in Canada (discontinued by September 1998), and accordingly no provision for Canadian income taxes is recorded.

        Income Before Income Taxes       2003              2002
                                    -------------     -------------

                                    $  (1,154,462     $  (1,069,906)
                                    =============     =============

Income Tax Provision                     2003              2002
                                    -------------     -------------

Current:
        Federal                     $        --       $        --
        State                               2,400             7,200
                                    -------------     -------------
                               $            2,400 $           7,200
                                    =============     =============

Deferred:
        Federal                     $        --       $        --
        State                                --                --
                                    -------------     -------------
                                             --                --
                                    =============     =============

Effective Tax Rate Reconciliation        2003              2002
                                    -------------     -------------

Federal income tax rate              (35.00%)          (35.00%)
Change in valuation reserve           35.28%             7.69%
Other                                  0.00%            28.60%
State and local taxes, net of
        federal tax benefit           (0.07%)           (0.08%)
                                    -------------     -------------
                                       0.21%             0.67%
                                    =============     =============

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


2.       Income Taxes (continued)
         ------------------------

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2003 and 2002:

                                                      Year Ended June 30,
                                   --------------------------------------------------------
                                              2003                          2002
                                   --------------------------    --------------------------
                                     Federal         State         Federal         State
                                   -----------    -----------    -----------    -----------
Deferred income tax assets:
     Net operating loss
        carryforwards              $ 3,205,658    $   490,556    $ 2,726,639    $   481,022
     Capital loss                       15,598          4,301         16,046          4,186
     Property & equipment               19,834          1,197         15,179          3,921
     Intangible asset
       Impairment charge             1,104,125        283,918      1,104,125        283,918
       Goodwill                         54,234         12,734         54,234         12,734
     Other reserves                     35,000          9,000         17,500          4,500
     Federal benefit for
        state taxes                     67,933           --           65,413           --
     Other                              17,058          4,396         13,193          3,402
                                   -----------    -----------    -----------    -----------

Total deferred tax assets            4,519,440        806,102      4,012,329        793,683
                                   -----------    -----------    -----------    -----------

Deferred income tax liabilities:
     Intangible assets                    --             --             --             --
     Nondeductible reserves           (185,062)       (95,528)      (185,062)       (95,528)
                                   -----------    -----------    -----------    -----------

Total deferred tax liabilities        (185,062)       (95,528)      (185,062)       (95,528)
                                   -----------    -----------    -----------    -----------

Net deferred tax assets before
     valuation allowance             4,334,378        710,574      3,827,267        698,155
Valuation allowance                 (4,334,378)      (710,574)    (3,827,267)      (698,155)
--------------------------------   -----------    -----------    -----------    -----------

Net deferred tax assets            $      --      $      --      $      --      $      --
                                   ===========    ===========    ===========    ===========

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $14,183,851 and $7,091,927 from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2019.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

3.       Investments
         -----------

At June 30, 2003, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                          Gross            Gross             Gross           Estimated
                                        Amortized       Unrealized        Unrealized        Fair Value
                                          Cost             Gain              Loss
                                      --------------    ------------     --------------    --------------
    Equity securities - public        $     10,000      $     --               (9,680)$    $        320
                                      --------------    ------------     --------------    --------------

    Total short-term investments            10,000            --               (9,680)              320

    Corporate equity securities,
    privately-held                          48,653            --              (33,731)           14,922
                                      --------------    ------------     --------------    --------------

    Total                             $     58,653      $     --              (43,411)     $     15,242
                                      ==============    ============     ==============    ==============


At June 30, 2002, short and long-term investments in marketable securities were classified as available-for-sale as follows:


                                          Gross            Gross             Gross           Estimated
                                        Amortized       Unrealized        Unrealized        Fair Value
                                          Cost             Gain              Loss
                                      --------------    ------------     --------------    --------------

    Equity securities - public        $      10,298     $     --         $      (8,400)    $       1,898
                                      --------------    ------------     --------------    --------------

    Total short-term investments             10,298           --                (8,400)            1,898

    Corporate equity securities,
    privately-held                          194,140           --               (51,056)          143,084
                                      --------------    ------------     --------------    --------------

    Total                             $     204,438     $     --         $     (59,456)    $     144,982
                                      ==============    ============     ==============    ==============

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


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

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2003 and 2002, the Company has granted options exercisable for the Company's common stock to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

Under this plan, no option may be exercised after the expiration of ten years from the date of grant. There are two categories of options: Incentive Stock Options (ISO) and Non-Qualified Stock Options (NSO).

ISOs are granted to employees and the purchase price shall not be less than the Fair Market Value of the common stock share at the date of grant and no ISO shall be exercisable more than ten (10) years from date of grant, and, no NSO shall be exercisable more than five (5) years from date of grant. NSOs may be granted to any eligible participant, and ISOs are granted only to employees of the Company.

In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination.

Stock options issued as of June 30, 2003 and 2002 are summarized as follows:

                                                      2003                                  2002
                                        ----------------------------------    ----------------------------------
                                                                                                    Weighted
                                            Number            Weighted                              average
                                              of              average            Number of          exercise
                                           options         exercise price         options            price
                                        ---------------    ---------------    ----------------    --------------
Outstanding at beginning of year                6,583      $         45.91           13,208       $       21.60
Granted                                            --                 --                 --                --
Exercised                                          --                 --                 --                --
Forfeited/Cancelled                            (6,583)               45.91           (6,625)              55.20
                                        ---------------    ---------------    ----------------    --------------

Outstanding at end of year                         --                 --              6,583               45.91
                                        ===============    ===============    ================    ==============

Exercisable at end of year                         --      $          --              6,343       $       47.37
                                        ===============    ===============    ================    ==============


                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


4.       Stock Option Plan (continued)
         -----------------------------

The non-statutory stock options are for periods of three to four years. There are no options outstanding as of June 30, 2003.

The following table summarizes information about options outstanding at June 30, 2003:

         Exercise             Number                                  Weighted
                                                 Weighted             Average
                                                  Average            Remaining              Number
         Exercise             Number           Exercise Price        Contractual        Exercisable as of
          prices            Outstanding          per Share         Life in Years         June 30, 2003
      ----------------    ----------------    ----------------    -----------------    ------------------

             $35.58                 5,333     $        35.58                0.80                   5,093
             $90.00                 1,250     $        90.00                0.91                   1,250
                          ---------------                                              ------------------

                                    6,583              45.91                0.83                   6,343
                          ================                                             ==================

The exercise period for the options ranged from two to four years from the date of the grant, and had various vesting requirements.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal years ended June 30, 2003 and 2002, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended June 30:

                                                             2003                  2002
                                                       ------------------    ------------------
         Net loss:
                     As reported                       $    (1,156,862)      $    (1,072,306)
                     Pro forma                         $    (1,156,862)      $    (1,125,949)

         Basic and diluted loss per common share:
                     As reported:
                                         Basic         $         (0.16)   $            (0.21)
                                         Diluted       $         (0.16)   $            (0.21)
                     Pro forma:
                                         Basic         $         (0.16)   $            (0.22)
                                         Diluted       $         (0.16)   $            (0.22)

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


4.       Stock Option Plan (continued)
         -----------------------------

Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period. The Company did not issue any options during the year ended June 30, 2003 and 2002.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.



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

         B. In July 1998, the Company abandoned all operations of Pretzel Franchising, Inc. The Company informed its franchisees that PFI would cease to operate, and the Company-operated store in Toronto, Ontario, was closed.

There are no assets associated with or from discontinued operations on the balance sheet. The liabilities attributable to discontinued operations are identified as such on the balance sheet. There were no net sales attributable to discontinued operations in 2003 and 2002.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


6.       Common Stock Transactions
         -------------------------

A. Acquisition of Minority Interests in FinancialContent.com, Inc.

The purpose for the acquisition of the minority interests in FinancialContent.com, Inc. is as follows: The Company is currently the majority shareholder of FinancialContent.com, Inc. The minority shareholders have offered to exchange shares of FinancialContent.com, Inc. for shares of the Company. In 2002, the Company issued 883,017 shares of unregistered common stock having a market value of $450,339 to acquire the interest of minority shareholders of FinancialContent.com.


B.       Reverse Stock Split
         -------------------

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

                       FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


6.       Common Stock Transactions (continued)
         -------------------------------------

C.       Issuance of Common Stock

The Company concluded private placement offerings of its common stock during 2003 and 2002 and converted short-term debt into common stock. The Company received $54,940 and $125,000 in cash in 2003 and 2002 from these placements, respectively. The Company also issued common stock to individuals and companies in lieu of cash compensation.

On September 21, 2002, the Company in a private placement sold 35,000 shares of its unregistered, restricted common stock for $5,740.

Starting in September 2002, the Company commenced a private placement offering which offered for sale up to 1,500,000 common shares at $0.164 per share to a private party. The terms of the offering require that shares be purchased in minimum blocks of 300,000 common shares. The minimum purchase is 300,000 shares ($49,200), except that the Company in its sole discretion may accept subscriptions for fewer units. An individual party purchased 300,000 common shares as of June 30, 2003.

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

In May 2003, the Company converted $165,000 in amounts due to SharpManagement, LLC, for consulting services into 1,036,584 shares of its restricted common stock to SharpManagement, LLC.

In June 2003, the Company issued 350,000 shares of its registered common stock to an individual in lieu of cash compensation that had a market value of $140,000.

                     FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


6.       Common Stock Transactions (continued)
         -------------------------------------

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

A summary of the Company's outstanding warrants as of June 30, 2003 and 2002, is presented below:

                                                              Exercise
                                          Shares               Price
                                     -----------------    ---------------
Outstanding at June 30, 2001                 106,667      $        36.56
Cancelled                                    (66,667)              45.00
Issued                                       400,000                0.25
                                     -----------------    ---------------

Outstanding at June 30, 2002                 440,000      $         2.27

Cancelled                                          -                -

Issued                                             -                -
                                     -----------------    ---------------

Outstanding at June 30, 2003                 440,000      $         2.27
                                     =================    ===============

The fair value of the warrants issued in 2002 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.5%, and expected life of 2 years.

The estimated fair value of the warrants granted in 2002 was $0.25 per share.

                       FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


6.       Common Stock Transactions (continued)
         -------------------------------------

D. Warrants (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The warrants issued in 2000 to Swartz have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 5 years from the date of grant.

As of June 30, 2003, the Company has not repriced the warrants due to the market price of the shares decreasing, and is currently negotiating with Swartz to reach a settlement in regards to the investment agreement.


F.       2002 Employee and Officer Retention and Recognition Plan

In December 2001, the Board of Directors adopted the 2002 Employee and Officer Retention and Recognition Plan (EORRP). The EORRP was adopted for the purpose of establishing incentives designed to recognize, reward and retain employees and officers. Only employees and officers shall be eligible to receive restricted stock awards under this plan. The maximum number of shares that can be granted under the EORRP are 5,000,000 common shares. No recipient is entitled to receive more than 20% of the total shares available under this plan. The Company has issued 2,072,681 shares of common stock under this plan.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


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

During the year ended June 30, 2003, APV advanced to the Company an additional $37,000, and the notes bear an interest rate of 12% per annum. As of June 30, 2003, amounts due to APV are $252,000. The notes are due on demand and bear an annual interest rate of 12%.


B.       Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount is included in the liabilities for discontinued operations.

Pursuant to the 2002 EORRP, Mr. Shaw was granted 928,850 shares of restricted common stock having a market value of $232,212. These shares became fully vested in January 2003.

C.        Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2003, SharpManagement is due $15,000.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


7.       Related Party Transactions (continued)
         --------------------------------------

C. Sharpmanagement.com, LLC (continued)

In June 2003, the Company arranged for the satisfaction and discharge of the amount owed to SharpManagement, LLC for deferred compensation in the amount of $165,000 owed from the Company to SharpManagement, LLC. In consideration for the satisfaction of the amount, the Company issued 1,036,584 Shares of Common Stock to SharpManagement, LLC.


D.       Convertible Notes - Related Party

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


E.       Notes Payable to Shareholders

In 2001, Tupelo Investments, a shareholder, advanced to the Company $63,517. These notes are due on demand and bear an annual interest rate of 12%.


F.       Common Stock Grants to Officers

In January 2002, the Company granted to Mr. Wing Yu, CEO, 414,025 shares of restricted common stock having a market value of $103,506. These shares became fully vested in January 2003.

In January 2002, the Company granted to Mr. Gurkan Fidan, Vice President and a member of the Board of Directors, 249,879 shares of restricted common stock having a market value of $62,461. These shares became fully vested in January 2003. Mr. Fidan was a minority shareholder in Financial Content, Inc.


8.       Commitments and Contingencies
         -----------------------------

A.       Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


8.       Commitments and Contingencies (continued)
         -----------------------------------------

A. Legal (continued)

On June 26, 2000, the Company entered into an investment agreement with Swartz Private Equity, LLC ("Swartz"). According to this investment agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell shares of its common stock to Swartz. The sale of shares is called a "put". Under the investment agreement, the Company could sell up to $20,000,000 of its shares, contingent upon the shares' being registered in accordance with the Securities and Exchange Act of 1933, for a period of three years. The investment agreement allowed the Company to choose to sell common stock to Swartz at times that it decided were advantageous. The investment agreement was not a debt instrument. Any put exercised by the Company is the sale of common stock and not a loan.

On August 26, 2001, the Investment Agreement ("Investment Agreement") the Company entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement (Form S-1 or SB-2) had been declared effective within one year after the parties executed the Investment Agreement. Swartz contacted the Company on July 28, 2003, and Swartz claimed that the Company is theoretically liable to Swartz for the following: cash termination fee; late registration and use fees; and an additional warrant related to anti-dilution provisions. The Company is in the process of achieving a settlement with Swartz regarding this matter, and expects that the settlement amount would be for less than their claims. The Company intends to negotiate terms that are agreeable to each party to resolve this matter, and the Company has sought the advice of outside counsel regarding Swartz's claims.

The Company has recorded a reserve of $100,000 for these potential damages based on probable outcome of these matters.


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

                               Year Ending June 30,

                               2004                 $      52,146
                               2005                        55,728
                               2006                         4,644
                                                    ----------------

                                                    $     112,518
                                                    ================


For the years ended June 30, 2003 and 2002, rent expense was $51,802 and $54,013, respectively.

                             FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


8.       Commitments and Contingencies (continued)
         -----------------------------------------

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

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised additional capital through the sale of common stock and issuance of debt subsequent to June 30, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


10.      Subsequent Events
  -      -----------------

Issuance of Preferred Stock

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with Financial Content's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, Financial Content gave CNET $175,000.00 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible up to 20% of the Company's issued and outstanding common stock on a one-for-one basis, 15% of which is guaranteed and the remaining 5% must be earned based on a performance matrix tied to revenues generated by the acquired Private Wire client contracts; accrued quarterly dividend rights at $0.055774 per share; and limited anti-dilution protections.

                      FINANCIAL CONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


10.      Subsequent Events (continued)
         -----------------------------

Issuance of Preferred Stock (continued)

Under the terms of the transaction, Financial Content will also license its services to the Investor Channel of CNET News.com in exchange for equivalent value in advertising over CNET's online properties. The amount of consideration given was based on a number of factors, including the history and past performance and the number of shares outstanding of the Company's common stock, and an evaluation of CNET's Private Wire client contracts, which included among other things: clients; revenues and payment histories; number of clients and deployments; and contract terms. The cash consideration paid to CNET under the terms of the agreement was borrowed by the Company from Asia Pacific Ventures, an affiliated entity of the Company.

Under a private placement memorandum dated May 29, 2003, the Company issued on July 31, 2003, 1,033,355 shares of the 2,000,000 newly created shares of the company's Series B convertible preferred stock at $0.35 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares and have piggy-back registration rights.

Under a private placement memorandum dated July 31, 2003, that has still not closed, the Company has received signed subscription agreements to acquire a total of 584,666 shares of the Company's Series C convertible preferred stock at $0.75 per share. The shares have a liquidation preference subordinate to those of the Series A and Series B preferred shares and have piggy-back registration rights.