Form 10QSB
period 2003-09-30
FINANCIALCONTENT INC
filed 2003-11-14
CIK 1100360

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2003

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

Check  if there is no  disclosure  of  delinquent  filers  pursuant  to Item 405
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,829,643.

Transitional  Small  Business  Disclosure  Format (Check one):  Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements









                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                               SEPTEMBER 30, 2003






                                 C O N T E N T S



         Consolidated Balance Sheets.....................................1 - 2

         Consolidated Statements of Operations...............................3

         Consolidated Statements of Cash Flows...........................4 - 5

         Notes to the Financial Statements..............................6 - 14


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003


                          ASSETS
                          ------                  September 30, 2003     June 30, 2003
                                                  ------------------     -------------
                                                     (UNAUDITED)           (AUDITED)

Current Assets:
   Cash and cash equivalents                         $   475,287         $     8,327
   Short-term investments in marketable securities           320                 320
   Accounts receivable - trade, net                       55,152               2,591
   Prepaid expenses                                          151                 551
   Deposits                                                6,945               6,945
                                                     -----------         -----------

      Total Current Assets                               537,855              18,734
                                                     -----------         -----------

Property and Equipment:
   Office furniture                                       12,112              12,112
   Equipment                                             111,057              87,938
                                                     -----------         -----------

      Property and Equipment, cost                       123,169             100,050

   Accumulated depreciation                              (80,103)            (75,786)
                                                     -----------         -----------

      Property and Equipment, net                         43,066              24,264
                                                     -----------         -----------

Other Assets:
   Long-term investments                                  14,922              14,922
   Purchased contracts - CNET                          1,039,146                --
   Intangible assets, net                                  3,000               3,000
                                                     -----------         -----------

      Total Other Assets                               1,057,068              17,922
                                                     -----------         -----------

         Total Assets                                $ 1,637,989         $    60,920
                                                     ===========         ===========

   The accompanying notes are an integral part of these financial statements.


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003



           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
                                                        September 30, 2003     June 30, 2003
                                                        ------------------     -------------
                                                           (UNAUDITED)           (AUDITED)
Current Liabilities:
    Accounts payable                                    $    136,305           $    182,655
    Management fees due to related party                      30,000                 15,000
    Payroll and taxes payable                                243,954                218,115
    Income taxes payable                                       5,200                  4,800
    Accrued interest                                          98,316                 86,440
    Other accrued expenses                                   122,219                134,591
    Deferred revenue                                          22,428                 16,185
    Note payable - related parties                           358,068                342,358
    Notes payable - other                                     14,589                 14,589
    Reserve for termination of investment agreement          100,000                100,000
    Liabilities of discontinued operations                   299,903                299,903
                                                        ------------           ------------

       Total Current Liabilities                           1,430,982              1,414,636
                                                        ------------           ------------


Stockholders' Equity:
    Preferred stock, 200,000,000 shares authorized
       Preferred stock Series A, $0.001 par value;
           2,164,910 shares issued and outstanding             2,165                   --
       Preferred stock Series B, $0.001 par value;
           1,033,335 shares issued and outstanding             1,033                   --
       Preferred stock Series C, $0.001 par value;
           584,666 shares issued and outstanding                 585                   --
    Common stock, $0.001 par value; 900,000,000
       shares authorized; 8,809,643 and 8,659,643
       issued and outstanding, respectively                    8,810                  8,660
    Additional paid-in-capital                            17,553,706             15,779,993
    Accumulated other comprehensive loss                     (68,279)               (68,279)
    Accumulated deficit                                  (17,291,013)           (17,074,090)
                                                        ------------           ------------

       Total Stockholders' Equity                            207,007             (1,353,716)
                                                        ------------           ------------

           Total Liabilities and Stockholders' Equity   $  1,637,989           $     60,920
                                                        ============           ============

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                Three Months Ended September 30,
                                                      2003           2002
                                                --------------------------------
                                                                (UNAUDITED)
Revenues:
    Net revenues                                 $   215,045    $    91,956
    Costs of revenues                                (26,316)        (4,000)
                                                 -----------    -----------
                                                     188,729         87,956
                                                 -----------    -----------

Operating Expenses:
    Business development                              20,240         27,266
    Sales and marketing                                 --              500
    General and administrative                       361,516        320,321


    Amortization and depreciation                      4,317          3,290
                                                 -----------    -----------
        Total Operating Expenses                     386,073        351,377
                                                 -----------    -----------

        Loss from Operations                        (197,344)      (263,421)
                                                 -----------    -----------

Other Income (Expense):
    Interest income                                     --              153
    Other income                                          67            (38)
    Interest expense                                 (19,246)       (10,255)
                                                 -----------    -----------
        Total other Income (Expense                  (19,179)       (10,140)
                                                 -----------    -----------

    Net loss before taxes                           (216,523)      (273,561)

        Provision for income tax                        (400)          (600)
                                                                -----------

            Net loss                             $  (216,923)   $  (274,161)
                                                 ===========    ===========

                                                 -----------    -----------

Net loss per share (basic) (Note 1)              $     (0.02)   $     (0.04)
Net loss per share (diluted) (Note 1)            $     (0.02)   $     (0.04)

Shares used in per share calculation - basic       8,809,643      6,756,521
                                                 ===========    ===========
Shares used in per share calculation - diluted     8,809,643      6,756,521
                                                 ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                             FINANCIAL CONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                              2003         2002
                                                           ---------    ---------
Operating Activities:
    Net Loss                                               $(216,923)   $(274,161)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
        Compensation expense on warrants granted                --        129,542

        Amortization and depreciation                          4,317        3,290
        Issuance of common stock for services                165,000         --

Changes in operating assets and liabilities:
    Accounts receivable - trade, net                         (52,561)       1,423
    Deposits                                                    --          6,919
    Prepaid expenses                                             400        4,730
    Income tax payable                                           400          600
    Accounts payable                                         (46,350)      40,134
    Management fees due to related party                      15,000       15,000
    Payroll and taxes payable                                 25,839       29,529
    Deferred revenue                                           6,243        5,995

    Accrued liabilities                                         (496)      18,066
                                                           ---------    ---------
        Net cash used in operating activities                (99,131)     (18,933)
                                                           ---------    ---------

Investing activities:
    Purchase of property and equipment                       (23,119)        --
    Purchase of CNET contracts                              (175,000)        --
    Sale of marketable securities                               --            298
                                                           ---------    ---------

        Net cash provided by investing activities           (198,119)         298
                                                           ---------    ---------

Financing activities:
    Proceeds from sale of common stock                          --          5,740
    Proceeds from sale of Preferred Stock - Series B         310,000         --
    Proceeds from sale of Preferred Stock - Series C         438,500         --
    Payments on amounts due to related parties              (206,290)        --
    Proceeds notes payable - related party                   222,000       18,340
                                                           ---------    ---------

        Net cash provided by financing activities            764,210       24,080
                                                           ---------    ---------

        Increase (Decrease) in cash and cash equivalents     466,960        5,445

Cash and cash equivalents, beginning of period                 8,327        4,162
                                                           ---------    ---------

Cash and cash equivalents, end of period                   $ 475,287    $   9,607
                                                           =========    =========



Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                           $   9,982    $    --
                                                           =========    =========
        Taxes                                              $    --      $    --
                                                           =========    =========
        Conversion of notes payable into common stock      $    --      $  75,000
                                                           =========    =========
        Issuance of common stock for services              $ 165,000    $ 139,202
                                                           =========    =========
        Issuance of preferred stock for contracts          $ 864,146    $    --
                                                           =========    =========

   The accompanying notes are an integral part of these financial statements.

                             FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business

Financial Content, Inc., ("Financial Content" or the "Company"), a Delaware corporation (http://www.financialcontent.com), offers financial-related services through the World Wide Web. The Company is focused on providing financial content through the Internet. The Company's technology enables it to aggregate financial information for instant integration into any platform.

By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users.


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Financial Content, Inc.; a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


C.       Revenue Recognition

The Company's source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis.


D.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three- and nine-month periods ended September 30, 2003 and 2002.

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive. The Company experienced a loss from operations and a net loss for the three-month period ended September 30, 2003 and 2002, thus basic and diluted shares outstanding are the same.


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

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

H. Business Risks and Credit Concentrations (continued)

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents and short and long-term investments are managed by two financial institutions.

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at September 30, 2003.


I.       Stock-Based Compensation.

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company currently did not grant any options or warrants to employees during the three months ended September 30, 2003. Accordingly there is no stock compensation expense related to stock option or warrant grants during the period.


J.       Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21") on a model to be used to determine when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The EITF also reached a consensus that this guidance should be effective all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, which for the Company was the quarter ending September 30, 2003. The Company management determined that the impact of the impact of implementing EITF 00-21 was not material on our financial statements.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

J.       Recent Accounting Pronouncements (continued)

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

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


3.       Investments
         -----------

At September 30, 2003, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                          Gross            Gross             Gross           Estimated
                                        Amortized       Unrealized        Unrealized        Fair Value
                                          Cost             Gain              Loss
                                      --------------    ------------     --------------    --------------
    Equity securities - public        $      10,000     $          -            (9,760)    $        240
                                      --------------    ------------     --------------    --------------
                                                                                                    240
    Total short-term investments             10,000                -            (9,760)

    Corporate equity securities,
    privately held                          194,140                -           (51,056)         143,084
                                      --------------    ------------     --------------    --------------

    Total                                   204,140 $   $          -           (60,816)    $    143,324
                                      ==============    ============     ==============    ==============

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.


4.       Equity Transactions
         -------------------

A.       Common Stock Issuances

In September 2003, the Company issued 150,000 shares of registered common stock, having a market value of $165,000, to an individual for consulting services.


B.       Warrants

As of September 30, 2003, the company has outstanding warrants, which are convertible into 440,000 (adjusted for 1-for-60 reverse split) shares of common stock. Certain warrants (convertible into 40,000 shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 5 years from the date of grant. As of September 30, 2003, the Company has not repriced any of these warrants.

The Company has outstanding warrants that are convertible into 400,000 shares of common stock at an exercise price of $0.25 per share.

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


4.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with Financial Content's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, Financial Content gave CNET $175,000.00 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible on a one-for-one basis to shares of the Company's common stock; demand registration rights; accrued quarterly dividend rights at $0.0055774 per share starting October 1, 2003; limited anti-dilution protections; and liquidated preference rights. 25% of the Series A shares issued to CNET are subject to a forfeiture restriction based on a performance matrix tied to August revenues generated by the Private Wire contracts.

Under a private placement memorandum dated May 29, 2003, the Company issued on July 31, 2003, 1,033,355 shares of the 2,000,000 newly created shares of the company's Series B convertible preferred stock at $0.30 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to share of the Company's common stock. Under a private placement memorandum dated July 31, 2003, that has still not closed, the Company has received signed subscription agreements to acquire a total of 584,666 shares of the Company's Series C convertible preferred stock at $0.75 per share. The shares have a liquidation preference subordinate to those of the Series A and Series B preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to shares of the Company's common stock.

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

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


5.       Related Party Transactions (continued)
         --------------------------------------

A.       Asia Pacific Ventures (continued)

During the three-month period ended September 30, 2003, APV advanced to the Company an additional $200,000, and the note included a premium of 5%. This note was repaid in July 2003. As of September 30, 2003, amounts due to APV are $274,000. The notes are due on demand and bear an annual interest rate of 12%.


B.       Wilfred Shaw

During the three-month period ended September 30, 2003, Mr. Shaw advanced to the Company an additional $22,000, and the note bears an interest rate of 12% per annum.


C. SharpManagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of September 30, 2003 and June 30, 2002, SharpManagement is due $30,000 and $15,000, respectively.



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

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


6.       Commitments and Contingencies (continued)
         -----------------------------------------

A. Legal (continued)

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

For the three months ended September 30, 2003 and 2002, rent expense was $13,656 and $8,709, respectively.



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

                            FINANCIAL CONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


7.       Going Concern Uncertainties
         ---------------------------

Management raised additional capital through equity and debt offerings during the three-month period ended September 30, 2003, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three months ended September 30, 2003, the Company obtained additional debt financing from related parties to meet working capital needs, and the Company concluded two private placement equity offerings of preferred stock.



8.       Subsequent Events
         -----------------

In November 2003, the Company issued 20,000 shares of registered common stock, having a market value of $21,000, to an individual for consulting services.

Item 2.  Management's Discussion and Analysis

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10K for the year ended June 30, 2000. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

FinancialContent, Inc., (the "Company") was incorporated in the State of Delaware on October 15, 1996. Through the auspices of our wholly owned subsidiary, FinancialContent Services, Inc., we provide a turnkey content management and delivery system that streamlines the process of aggregating and integrating the content into any platform. We assume responsibility for securing and arranging content feeds. We also take care of the normalization of disparate data formats into XML, thereby ensuring data integrity.

In the period ended September 30, 2003, our most significant corporate developments included:

         o On August 1, 2003, we announced our acquisition of the client contract rights from CNET Network, Inc.'s ("CNET") Private Wire Division, which added to the number of our on-line and print media clients; and
         o On August 26, 2003, we announced the launch of Version 3.5 of our Studio software, which among other attributes enhanced granular customization over all visual and data elements.

We offer a suite of financial data and tools for clients seeking speed of deployment, simplicity, and reasonable pricing. The Company has dramatically improved the process of integrating and aggregating financial data by reducing implementation into a non-technical task.

We facilitate the process by which clients secure all the necessary rights and licenses relating to the use of financial data by offering a wide range of content included in the standard service as well as a wide range of premium content available a la carte. We also offer customization services and optimized deployment for customers with an existing Internet, intranet, or legacy infrastructure and with greater security and bandwidth needs. Such customization services are offered on a contract basis and come with the same aggressive implementation schedule, supporting documentation, and reliable service. Customization services are also handled on behalf of resellers and enterprise information portal service providers.

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

We currently deploy our private label solution to approximately 153 global companies, many of which have multiple deployments, maintaining either online presence and/or intranet platforms. We sell our services directly to businesses that in turn conduct business as retail financial channels, subscription services, internal knowledge databases, value-added design services, and investor relations packages. Clients pay a modest setup fee, followed by monthly subscription fees based on usage. We have maintained a 95% client retention rate since our commercial launch in February 2001. We also assist clients with business development opportunities, such as introductions to sponsors and co-marketing and/or reselling of end applications and web destinations.

The client base represents a cross-section of many online businesses, including financial services providers, and new media publishers. We also work with clients to re-package its product into a bundle of services specific to their respective customers.

Our service is deployed to the following notable companies:

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

FinancialContent Services is constantly improving the depth and breadth of its content offering and the capabilities of its toolkit. Product development is based on a number of factors including:

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

Results of Operations for the three months ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

Revenues  increased  to  approximately  $215,045  for  the  three  months  ended
September 30, 2003, from approximately $91,956 for the three months ended September 30, 2002. This more than doubling of our revenues is attributed to the steady and ongoing growth of our business over the last year, but most notably from revenues generated from the client contract rights we acquired from CNET Network, Inc.'s ("CNET") Private Wire Division, which acquisition we finalized on July 18, 2003. CNET's Private Wire Division, like FinancialContent's services, provided a financial channel solution to Web sites and print publications. We recognize income from FinancialContent Service's monthly subscription based fees and related customization charges upon collection.

Business Development. Business development expense decreased to $20,240 for the three months ended September 30, 2003, from $27,266 for the same period in the prior year. This decrease primarily resulted from a decrease in the cost of web site content expense. We anticipate our web site content expense to increase, however, as there appears to be a trend by the vendors in the financial content space to charge for content that was previously provided without charge, including new fees now being charged by TSX Datalinx for Canadian exchange data and new fees resulting from the recent approval by the SEC of the NASDAQ Mutual Fund Quotation Service Distributor Fee that became effective on October 1, 2003.

Sales and marketing. Sales and marketing expenses decreased to $0 for the three months ended September 30, 2003, from approximately $500 for the three months ended September 30, 2002. We have very little sales and marketing expense as our success in marketing and sales in the past came from our product and services being deployed on the Internet. This type of viral marketing allowed us to significantly decrease our marketing expenses. We are reevaluating our marketing efforts and intend in the near future to implement a more aggressive and outbound marketing and sales strategy.

General and administrative. General and administrative expenses increased to approximately $361,516 for the three months ended September 30, 2003 from approximately $320,321 for the three months ended September 30, 2002. In the period ending September 30, 2002, we were amortizing the value of stock issued to employees under the 2002 Executive and Officer Retention and Recognition Plan valued at approximately $518,000 in January of 2002 over a period of one year at an amount of approximately $129,542 each quarter. In the period ended September 30, 2003, we no longer were amortizing the value of the stock issued to employees, but we did incur a charge of $165,000 for consultant fees expensed during the period from the issuance of 150,000 shares of registered common stock issued in September 2003. Without such expenses, general and administrative expense for the two quarters would have been approximately $200,000. We have plans to hire more employees at this time that will contribute to an increase in our general and administrative expenses over the next year.

Amortization of intangibles. Amortization of intangible expenses remained at $0.00 for the three months ended September 30, 2003 as it was for the same period in the prior year. This is the result of the Company adopting SFAS 142, which resulted in the Company no longer amortizing its existing goodwill.

Depreciation and amortization. Depreciation and amortization expenses increased slightly to approximately $4,317 for the three months ended September 30, 2003, from approximately $3,290 for the three months ended September 30, 2002. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (expense). Net other loss was approximately( $19,179) for the three months ended September 30, 2003, as compared to net other loss of ($10,140) for the three months ended September 30, 2002. The increase was due to higher interest expense related to our increased level of borrowing from related parties.

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

Liquidity and Capital Resources

Our revenues have been insufficient to cover cost of revenues and operating expenses. Therefore, we have been dependent on the private sales of our securities and loans from related parties. There can be no assurances that private or other capital will continue to be available, or that revenues will increase to meet our cash needs, or that a sufficient amount of our common stock or other securities can or will be sold or that any common stock purchase options/warrants will be exercised to fund our operating needs. If adequate funds are not available or are not on terms acceptable to us, we may be unable to continue our business, implement an aggressive sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, any one of which could have a material adverse effect on our business, financial condition and operating results.

During our first three months of 2003, we sustained operating losses of $216,923 compared to operating losses of $274,161 for the three months ended September 30, 2002. The decrease in operating losses of $57,238 was due primarily to an increase in revenues of $115,489 offset by a one-time charge to cost of revenues of $18,000 paid to CNET Networks, Inc. for hosting the clients we acquired in July 2003 and by a one-time charge under general and administrative expenses of approximately $160,000 for consulting services.

Net cash provided by financing activities was $764,210 for the three months ended September 30, 2003 compared to $24,080 for the three months ended September 30, 2002. This increase was the result of monies raised from selling our shares of Series B and C preferred stock as well as the money we borrowed to pay part of the consideration for the acquisition of CNET Networks, Inc.'s Private Wire Division assets.

The Company had a total stockholders' equity of $207,007 on September 30, 2003 compared to stockholders equity of negative $1,055,410 on September 30, 2002, an increase of $1,560,723.

As of September 30, 2003, our working capital position decreased $338,796 from a negative $1,231,923 at September 30, 2002 to a negative $893,127 primarily as a result of the cash on hand from the sales of our Series B and Series C preferred stock.

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Controller, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Controller have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings.

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

Item  2.  Changes in Securities.

During the Quarter ending September 30, 2003, the rights of our common shareholders have been materially modified as follows:

On July 18, 2003 we issued 2,164,910 shares of our Series A preferred shares which have a liquidation preference over the shares of our common stock as follows: In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of each share of Series A Preferred Stock shall be entitled to be paid first out of the assets or surplus funds of the Corporation legally available for distribution to holders of the Corporation's capital stock of all classes (whether such assets a are capital, surplus, or earnings) before any sums shall be paid or any assets or surplus funds distributed among the holders of Common Stock, an amount equal to $0.50 per share (as adjusted for any stock dividend, combination or splits with respect to such shares) of Series A Preferred Stock plus an amount equal to all accrued and unpaid dividends thereon if any, computed up to and including the date full payment shall be tendered to the holders of the Series A Preferred Stock with respect to such liquidation, dissolution or winding up. These shares of Series A preferred stock are also entitled to a quarterly dividend at $0.0055774 per share commencing with the Quarter ending December 31, 2003. The Series A preferred shares are convertible shares of common stock on a one to one basis.

On July 31, 2003 we issued 1,033,355 shares of our Series B preferred shares which have a liquidation preference over the shares of our common stock subordinate to our Series A preferred shares as follows: . In the event of any liquidation, dissolution or winding up, including a merger or acquisition of the Corporation ("Liquidating Event"), whether voluntary or involuntary, holders of each share of Series B Preferred Stock shall be entitled to be paid out of the assets or surplus funds of the Corporation legally available for distribution to holders of the Corporation's capital stock of all classes (whether such assets a are capital, surplus, or earnings) and subject to the liquidating preference of the holders of the Series A Preferred Stock and before any sums shall be paid or any assets or surplus funds distributed among the holders of Common Stock, an amount equal to $1.50 per share (as adjusted for any stock dividend, combination or splits with respect to such shares) of Series B Preferred Stock if the liquidating event is concluded on or before June 30, 2004 or $0.75 per share (as adjusted for any stock dividend, combination or splits with respect to such shares) of Series B Preferred Stock if the liquidating event is concluded after June 30, 2004 plus an amount equal to all accrued and unpaid dividends thereon if any, computed up to and including the date full payment shall be tendered to the holders of the Series B Preferred Stock with respect to such liquidation, dissolution or winding up. The Series B preferred shares are convertible shares of common stock on a one to one basis.

During the Quarter ending September 30, 2003, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On July 18, 2003, we issued 2,164,910 shares of our Series A preferred shares and $175,000 in cash to CNET Networks, Inc. in exchange for their Private Wire Division's assets.

On July 31, 2003, we issued 1,033,334 shares of our preferred series B at $0.30 per share for a total of $310,000.00 to accredited investors.

As of September 30, 2003, we have deemed to have issued 585,000 shares of our preferred series C at $0.75 per share. All investors are accredited. Our Series C preferred shares have a liquidation preference over the shares of our common stock subordinate to our Series A and Series B preferred shares.

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Securities Holders

None.

Item  5.  Other Information.

None.

Item  6.  Exhibits and Reports on Form 8-K.

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

                   3.3. Certificate of Amendment of Certificate of Incorporation of Cosmoz.com, Inc., (Previously filed, as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 28, 2001, and incorporated herein by reference.)

                   3.4. Certificate of Amendment of Certificate of Incorporation of Cosmoz Infrastructure Solutions, Inc., (Previously filed as an exhibit to the Company's Form 10-QSB, file no.: 000-28377, on December 19, 2001, and incorporated herein by reference.)

(4)                4.1  Certificate of  Designation,  Series A Preferred  Stock.
                   (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 14, 2003, and incorporated herein by reference.)

                   4.2 Certificate of Designation, Series B Preferred Stock. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 14, 2003, and incorporated herein by reference.)

                   4.3 Certificate of Designation, Series C Preferred Stock, attached hereto

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

                   10.16.  Note  and  Security   Agreement  dated  December  13,
                   2001 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 9, 2002, and incorporated herein by reference.)

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

                   10.30. 2003 Consultant and Advisor Services Plan dated April 24, 2003. (Previously filed as an exhibit to the Company's Form S-8, file no. 000-28377, on April 28, 2003, and incorporated herein by reference.)

                   10.31 Advisors Agreement dated June 1, 2003 between the Company and Jared Kopf. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

                   10.32 Standby Loan Commitment dated July 15, 2003 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

                   10.33 Promissory Note dated July 15, 2003 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

                   10.34 Asset Purchase Agreement between the Company and CNET Networks, Inc. date July 18, 2003. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

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

(31) 31.1 Certification by Wing Yu, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

                   31.2 Certification by Thomas McAleer, Controller, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

(32)               32   Certification   as   required   under   Section  906  of
                   Sarbannes-Oxley Act of 2002

(b) Reports on Form 8-K

         On August 1, 2003, the Company filed a current report on Form 8-K to report that it had entered into a definitive agreement to acquire CNET Network, Inc.'s Private Wire business assets.




                                   SIGNATURES
                           --------------------------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: November 14, 2003             /S/ WING YU
                                    --------------------------
                                    Wing Yu
                                    Chief Executive Officer