Form 10QSB
period 2003-12-31
FINANCIALCONTENT INC
filed 2004-02-17
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from _____ to _____

                         Commission file number 0-28377


                             FINANCIALCONTENT, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                          94-3319536
-------------------------------                         -----------------------
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                          identification number)

       400 Oyster Point Boulevard, Suite 435, So. San Francisco, CA 94080
       ------------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,029,643.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements





                             FINANCIALCONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                             FINANCIALCONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2003






                                 C O N T E N T S



         Consolidated Balance Sheets...................................  1 - 2

         Consolidated Statements of Operations............................... 3

         Consolidated Statements of Cash Flows............................... 4

         Notes to the Financial Statements.............................  5 - 12


                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2003 AND JUNE 30, 2003

                                   ASSETS              December 31,     June 30,
                                   ------                 2003            2003
                                                       -----------    -----------
                                                       (UNAUDITED)     (AUDITED)
Current Assets:
     Cash and cash equivalents                         $   150,955    $     8,327
     Short-term investments in marketable securities           280            320
     Accounts receivable - trade, net                       83,779          2,591
     Prepaid expenses                                        9,516            551
     Deposits                                                8,545          6,945
                                                       -----------    -----------

        Total Current Assets                               253,075         18,734
                                                       -----------    -----------

Property and Equipment :
     Office furniture                                       12,112         12,112
     Equipment                                             120,221         87,938
                                                       -----------    -----------

        Property and Equipment, cost                       132,333        100,050

     Accumulated depreciation                              (86,518)       (75,786)
                                                       -----------    -----------

        Property and Equipment, net                         45,815         24,264
                                                       -----------    -----------

Other Assets:
     Long-term investments                                  14,922         14,922
     Purchased contracts - CNET                          1,039,146           --
     Intangible assets, net                                  3,000          3,000
                                                       -----------    -----------

        Total Other Assets                               1,057,068         17,922
                                                       -----------    -----------

           Total Assets                                $ 1,355,958    $    60,920
                                                       ===========    ===========

                                   (continued)

   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    AS OF DECEMBER 31, 2003 AND JUNE 30, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                          December 31,       June 30,
                                                             2003              2003
                                                          ------------    ------------
                                                           (UNAUDITED)      (AUDITED)
Current Liabilities:
     Accounts payable                                     $    126,106    $    182,655
     Management fees due to related party                       11,000          15,000
     Payroll and taxes payable                                  65,471         218,115
     Income taxes payable                                        5,600           4,800
     Accrued interest                                             --            86,440
     Other accrued expenses                                     28,097         134,591
     Deferred revenue                                           22,247          16,185
     Note payable - related parties                               --           342,358
     Notes payable - other                                      14,589          14,589
     Advances from shareholders                                 50,000            --
     Reserve for termination of investment agreement           100,000         100,000
     Liabilities of discontinued operations                    239,903         299,903
                                                          ------------    ------------

        Total Current Liabilities                              663,013       1,414,636
                                                          ------------    ------------
Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value;
            2,164,910 shares issued and outstanding              2,165            --
        Preferred stock Series B, $0.001 par value;
            1,033,335 shares issued and outstanding              1,033            --
        Preferred stock Series C, $0.001 par value;
            1,296,334 shares issued and outstanding              1,296            --
        Preferred stock Series D, $0.001 par value;
            4,000,000 shares issued and outstanding              4,000            --
     Common stock, $0.001 par value; 900,000,000 shares
            authorized; 8,829,643 and 8,659,643 issued
            and outstanding, respectively                        8,830           8,660
     Additional paid-in-capital                             18,093,725      15,779,993
     Accumulated other comprehensive loss                      (68,279)        (68,279)
     Accumulated deficit                                   (17,349,825)    (17,074,090)
                                                          ------------    ------------

        Total Stockholders' Equity                             692,945      (1,353,716)
                                                          ------------    ------------

            Total Liabilities and Stockholders' Equity    $  1,355,958    $     60,920
                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                               Three Months Ended December 31,    Six Months Ended December 31,
                                                     2003          2002               2003            2002
                                               -------------------------------    -----------------------------
                                                        (UNAUDITED)                        (UNAUDITED)
Revenues:
      Net revenues                               $   232,128    $   103,510        $   447,173    $   195,466
      Costs of revenues                              (17,444)       (32,679)           (64,380)       (63,945)
                                                 -----------    -----------        -----------    -----------
                                                     214,684         70,831            382,793        131,521
                                                 -----------    -----------        -----------    -----------

Operating Expenses:
      Business development                             1,000           --                1,000           --
      General and administrative                     213,019        250,910            574,155        571,731
      Amortization and depreciation                    6,415          3,290             10,732          6,580
                                                 -----------    -----------        -----------    -----------
         Total Operating Expenses                    220,434        254,200            585,887        578,311
                                                 -----------    -----------        -----------    -----------

         Loss from Operations                         (5,750)      (183,369)          (203,094)      (446,790)
                                                 -----------    -----------        -----------    -----------

Other Income (Expense):
      Interest income                                   --             --                 --              153
      Other income                                       193           --                  260            (38)
      Interest expense                               (52,816)       (13,354)           (72,062)       (23,609)
                                                 -----------    -----------        -----------    -----------

         Total Other Income(Expense)                 (52,623)       (13,354)           (71,802)       (23,494)
                                                 -----------    -----------        -----------    -----------

      Net loss before taxes                          (58,373)      (196,723)          (274,896)      (470,284)

         Provision for income tax                       (400)          (600)              (800)        (1,200)
                                                 -----------    -----------        -----------    -----------

      Net loss                                       (58,773)      (197,323)          (275,696)      (471,484)
                                                 -----------    -----------        -----------    -----------

         Preferred stock dividend                    (12,500)          --              (12,500)          --
                                                 -----------    -----------        -----------    -----------

            Net loss attributable to

                Common stockholders              $   (71,273)   $  (197,323)       $  (288,196)   $  (471,484)
                                                 ===========    ===========        ===========    ===========

Other comprehensive income:
      Unrealized loss on securities                      (40)          --                  (40)          --
                                                 -----------    -----------        -----------    -----------


Comprehensive loss                               $   (71,313)   $  (197,323)       $  (288,236)   $  (471,484)
                                                 -----------    -----------        -----------    -----------


Net loss per share (basic) (Note 1)              $     (0.01)   $     (0.03)       $     (0.03)   $     (0.07)
Net loss per share (diluted) (Note 1)            $     (0.01)   $     (0.03)       $     (0.03)   $     (0.07)

Shares used in per share calculation - basic       8,820,513      6,841,738          8,745,784      6,814,880
                                                 ===========    ===========        ===========    ===========
Shares used in per share calculation - diluted     8,820,513      6,841,738          8,745,784      6,814,880
                                                 ===========    ===========        ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                              2003         2002
                                                           ---------    ---------
perating Activities:
     Net Loss                                              $(275,696)   $(471,484)
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
        Compensation expense on warrants granted                --        259,086
        Amortization and depreciation                         10,732        6,580
        Issuance of common stock for services                187,000        4,997

Changes in operating assets and liabilities:
     Accounts receivable - trade, net                        (81,188)       5,640
     Deposits                                                 (1,600)       6,919
     Prepaid expenses                                         (8,965)       5,105
     Income tax payable                                          800        1,200
     Decrease in accounts payable                            (56,549)      (6,132)
     Management fees due to related party                       --         30,000
     Payroll and taxes payable                              (152,644)      34,538
     Deferred revenue                                          6,062         (580)
     Accrued interest                                        (86,440)        --
     Accrued liabilities and expenses                       (166,494)      46,817
     Shareholder advance                                      50,000         --
     Other                                                      (710)        --
                                                           ---------    ---------

        Net cash used in operating activities               (575,692)     (77,314)
                                                           ---------    ---------

Investing activities:
     Purchase of property and equipment                      (32,283)        --
     Purchase of CNET contracts                             (175,000)        --
     Sale of marketable securities                              --            298
                                                           ---------    ---------

        Net cash provided by investing activities           (207,283)         298
                                                           ---------    ---------

Financing activities:
     Proceeds from sale of common stock                         --         59,940
     Proceeds from sale of Preferred Stock - Series B        310,000       (5,000)
     Proceeds from sale of Preferred Stock - Series C        942,251         --
     Payments on amounts due to related parties             (548,648)        --
     Proceeds notes payable - related party                  222,000       40,749
                                                           ---------    ---------

        Net cash provided by financing activities            925,603       95,689
                                                           ---------    ---------

        Increase (Decrease) in cash and cash equivalents     142,628       18,673

Cash and cash equivalents, beginning of period                 8,327        4,162
                                                           ---------    ---------


Cash and cash equivalents, end of period                   $ 150,955    $  22,835
                                                           =========    =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                           $ 148,882    $    --
                                                           =========    =========
        Taxes                                              $    --      $    --
                                                           =========    =========
        Conversion of payable into preferred stock         $   4,000    $    --
                                                           =========    =========
        Issuance of common stock for services              $ 187,000    $   5,000
                                                           =========    =========
        Issuance of prefered stock for contracts           $ 864,146    $    --
                                                           =========    =========

   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.       Summary of Significant Accounting Policies

A.       General Description of Business

FinancialContent, Inc., ("FinancialContent" or the "Company"), a Delaware corporation (http://www.financialcontent.com), offers financial-related services through the World Wide Web. The Company is focused on providing financial content through the Internet. Through its proprietary software, the Company is able to aggregate financial information for instant integration into any platform.

By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users.


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of FinancialContent, Inc.; a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the three and six months ended December 31, 2003, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


C.       Revenue Recognition

The Company's source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis.


D.       Advertising Costs

All advertising costs are expensed as incurred. The Company did not incur any advertising expense for the three- and six-month periods ended December 31, 2003 and 2002.

1.       Summary of Significant Accounting Policies (continued)

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

Management makes estimates that affect the value attributable to the CNET contracts, reserves for discontinued operations, deferred income tax assets and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.


F.       Earnings per Share

The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive. The Company experienced a loss from operations and a net loss for the three- and six- month period ended December 31, 2003 and 2002, thus basic and diluted shares outstanding are the same.


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


H.       Business Risks and Credit Concentrations

The Company operates in the Internet industry segment, which is rapidly evolving and highly competitive. The Company relies on third-party suppliers of topical and relevant information content. There can be no assurance that the Company will be able to continue product development and secure content sufficient to support its operations.

1.       Summary of Significant Accounting Policies (continued)

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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at December 31, 2003.


I.       Stock-Based Compensation.

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company currently did not grant any options or warrants to employees during the six months ended December 31, 2003. Accordingly there is no stock compensation expense related to stock option or warrant grants during the period.


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

1.       Summary of Significant Accounting Policies (continued)

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 does not have a material impact on our financial position, cash flows or results of operations.

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


2.       Income Taxes

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a full valuation allowance against its net deferred tax asset.


3.       Equity Transactions

A.       Common Stock Issuances

In September 2003, the Company issued 150,000 shares of registered common stock, having a market value of $165,000, to an individual for consulting services.

In November 2003, the Company issued 20,000 shares of registered common stock, having a market value of $22,000, to an individual for consulting services.

B.       Warrants

As of December 31, 2003, the company has outstanding warrants, which are convertible into 440,000 (adjusted for 1-for-60 reverse split) shares of common stock. Certain warrants (convertible into 40,000 shares of common stock) have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 5 years from the date of grant. As of December 31, 2003, the Company has not repriced any of these warrants.

The Company has outstanding warrants that are convertible into 200,000 shares of common stock at an exercise price of $0.25 per share.


C.       Preferred Stock Issuances

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with Financial Content's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, Financial Content gave CNET $175,000.00 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible on a one-for-one basis to shares of the Company's common stock; demand registration rights; accrued quarterly dividend rights at $0.0055774 per share starting October 1, 2003; limited anti-dilution protections; and liquidated preference rights. 20% of the shares are subject to forfeiture based on a performance matrix tied to August revenues generated by the Private Wire contracts.

Under a private placement memorandum dated May 29, 2003, the Company issued on July 31, 2003, 1,033,355 shares of the 2,000,000 newly created shares of the company's Series B convertible preferred stock at $0.35 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares, have piggyback registration rights and are convertible on a one-for-one basis into share of the Company's common stock. Under a private placement memorandum dated July 31, 2003, the Company has issued a total of 1,296,334 shares of the Company's Series C convertible preferred stock at $0.75 per share. The shares have a liquidation preference subordinate to those of the Series A and Series B preferred shares, have piggyback registration rights and are convertible on a one-for-one basis into shares of the Company's common stock.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In December 2003, the Company issued 4 million shares as Preferred Stock, Series D ("Series D"). Series D has voting rights on a one-for-one basis with all other Series of Preferred Stock, and it will have one-for-ten voting rights with common stock. The Chairman of the Company was issued 3 million shares of Series D, and the Chief Executive Officer was issued 1 million shares of Series D.


4.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:


A.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current Chairman of the Board of FinancialContent. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Financial Content on loans made by APV to the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw.

During the six month period ended December 31, 2003, APV advanced to the Company an additional $200,000, and the note included a premium of 5%. This note was repaid in July 2003. As of December 31, 2003, the Company repaid $274,000 to APV, which represented all amounts due to APV.

In July 2003, The Company obtained a demand line of credit totaling $1,000,000 from APV, under which the Company may borrow on an unsecured basis at 12% per annum. There were no amounts outstanding under this line of credit at December 31, 2003 and June 30, 2003. The Company borrowed $175,000 under this credit facility in July 2003, and this amount has been fully repaid. The credit agreement required the Company to pay a $50,000 fee. This credit facility expires in July 2004. Additionally, the line of credit agreement allows the Company to convert the borrowing to a term loan for any outstanding amount upon request prior to the expiration of the agreement.


B.       Wilfred Shaw

During the six-month period ended December 31, 2003, Mr. Shaw advanced to the Company an additional $22,000, and the note bears an interest rate of 12% per annum. In December 2003, the Company repaid $22,000 to Mr. Shaw. Additionally, Mr. Shaw was due $60,000 in past due director fees, these past due amounts were paid in December 2003.

C.       SharpManagement.com, LLC

The Company has signed a consulting contract with SharpManagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of December 31, 2003 and June 30, 2003, SharpManagement is due $11,000 and $15,000, respectively. The Company paid to SharpManagement $30,000 during the six months ended December 31, 2003.



5.       Commitments and Contingencies

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

In December 2003, the Company entered into a six-month lease for office space in New York City. The monthly rent is $800.

For the six months ended December 31, 2003 and 2002, rent expense was $27,602 and $21,772, respectively.



6.       Going Concern Uncertainties

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

Management raised additional capital through equity and debt offerings during the six-month period ended December 31, 2003, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three and six months ended December 31, 2003, the Company obtained additional debt and equity financing in excess of $1 million to extinguish past payroll tax liabilities and to meet working capital needs. The Company concluded two private placement equity offerings of preferred stock (Series B and C).

7. Subsequent Events

In February 2004, an individual exercised warrants convertible into 200,000 shares of restricted common stock. The Company received $50,000 as a result of this conversion.

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

In  the  period  ended  December  31,  2003,  our  most  significant   corporate
developments included:

              o Completing the private placement from the sale of our Series C preferred convertible stock;
              o Posting our first cash flow positive quarter in our Company's eight year history; and
              o    Opening a New York regional sales office in Manhattan.

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

We currently deploy our private label solution to approximately global companies maintaining either online presence and/or intranet platforms. We sell our services directly to businesses that in turn conduct business as retail financial channels, subscription services, internal knowledge databases, value-added design services, and investor relations packages. Clients pay a modest setup fee, followed by monthly subscription fees based on usage. We have maintained a 95% client retention rate since our commercial launch in February 2001. We also assist clients with business development opportunities, such as introductions to sponsors and co-marketing and/or reselling of end applications and web destinations.

The client base represents a cross-section of many online businesses, including financial services providers, and new media publishers. We also work with clients to re-package their products into a bundle of services specific to their respective customers.

Our service is deployed to the following notable companies:

        o    A.B. Watley - brokerage firm
        o    Advest - financial services provider
        o    Bayer Corporation - international healthcare and chemicals group
        o    Black Enterprise - print media company and online community
        o    eMap - European publisher and media company
        o    Entrust Capital - investment bank
        o    Friedman Billings Ramsey (FBR)- investment bank
        o    Jackson State Bank - regional bank
        o    Market Wire (f.k.a. Internet Wire) - company news distributor
        o    Red Herring - online media company
        o    San Francisco Chronicle - online and print media company
        o    ValueRich - lifestyle and investment publication
        o    Wall Street Reporter - stock analysis company


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

         o   Investor  Relations  Department  and  Firms.   Corporations  either
             maintain their own corporate investor relations web pages or outsource them to investor relations firms in order to foster positive investor relations. Typically, these pages include the company's specific stock quote, fundamental data and access to SEC reports. Our technology allows a non-technical investor relations assistant to maintain the company's corporate website in a timely manner.

We are engaged in a very partnership-intensive industry as financial data is compiled from a multitude of sources. These partners help add depth and breadth to the company's product offering, and are possible opportunities for the company to become value-added resellers on behalf of these partners. Key content partners include Interactive Data Corp, Briefing.com, Internet Wire, PR Newswire, StreetInsider, SSD Data Service, providing a range of content that includes stock quotes, news, company profiles, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for us.

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

Results of Operations for the three months ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

Revenues increased to approximately $232,128 for the three months ended December 31, 2003, from approximately $103,510 for the three months ended December 31, 2002. This more than doubling of our revenues is attributed to the steady and ongoing growth of our business over the last year, but most notably from revenues generated from the client contract rights we acquired from CNET Network, Inc.'s ("CNET") Private Wire Division, which acquisition we finalized on July 18, 2003. CNET's Private Wire Division, like FinancialContent's services, provided a financial channel solution to Web sites and print publications. We recognize income from FinancialContent Service's monthly subscription based fees and related customization charges upon collection.

Business Development. Business development expense increased to $1,000 for the three months ended December 31, 2003, from $0 for the same period in the prior year. This increase resulted from attendance fees paid to tradeshow vendors. We anticipate significantly increasing our attendance at trade shows in the future which will correspondingly increase our business development expense.

General and administrative. General and administrative expenses decreased to approximately $213,019 for the three months ended December 31, 2003 from approximately $250,910 for the three months ended December 31, 2002. In the three month period ended December 31, 2002, we were amortizing the value of stock issued to employees under the 2002 Executive and Officer Retention and Recognition Plan valued at approximately $518,000 in January of 2002 over a period of one year at an amount of approximately $129,542 each quarter which has now been concluded. Thus, for the three month period ended December 31, 2003, we are no longer amortizing the value of the stock issued to employees under such Plan. Thus, the general and administrative expense for this quarter more accurately reflects our general and administrative costs on a cash flow basis. In mid-December, we opened a New York office staffed with a full-time salesperson, which combined with our plans to hire additional personnel will contribute to an increase in our general and administrative expenses over the next year.

Amortization and depreciation. Amortization and depreciation expenses increased slightly to approximately $6,415 for the three months ended December 31, 2003, from approximately $3,290 for the three months ended December 31, 2002. Property and equipment is being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (loss). Net other loss was approximately $52,623 for the three months ended December 31, 2003, as compared to net other loss of $13,354 for the three months ended December 31, 2002. The increase was the result of a $50,000 payment payable under the loan facility agreement entered into by the Company in July 2003, under which the lender has guaranteed over the course of one year to lend the Company money upon demand being made by the Company. In July 2003, the Company borrowed $175,000 under the loan facility agreement.

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

Liquidity and Capital Resources

Though we posted our first cash flow positive quarter for the period ended December 31, 2003 in our Company's eight year history. However, there are no assurances that this will continue. In the past, our revenues have been insufficient to cover cost of revenues and operating expenses. Therefore, we have been dependent on private placements of our common and preferred stock securities and loans from private investors. There can be no assurances that revenues will continue to meet our cash needs, and if not whether private or other capital will continue to be available, or that a sufficient amount of our common and preferred stock or other securities can or will be sold, or that any common stock purchase options/warrants will be exercised to fund our operating needs. If adequate funds are not available or are not on terms acceptable to us, we may be unable to continue our business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities which could have a material adverse effect on our business, financial condition and operating results.

For the three months ended December 31, 2003, we sustained operating losses of $5,750 compared to operating losses of $183,369 for the three months ended December 31, 2002. The decrease in operating losses of $177,619 was due primarily to an increase in net revenues of $128,618, a decrease in costs of revenues of $15,235, and a decrease in general and administrative expenses of $37,891. By disregarding amortization and depreciation expenses, the Company had its first cash flow positive quarter in the amount of $665 for the quarter ended December 31, 2003, compared to a cash flow loss of $180,079 for the same period last year.

Net cash provided by financing activities was $925,603 for the six months ended December 31, 2003 compared to $95,689 for the six months ended December 31, 2002. This increase of $829,914 over the prior period was the result of monies raised from the private placement of our Series B and C preferred stock in the amount of $1,252,251, offset by payments made on amounts due to related parties of $548,648.

The Company had a total stockholders' equity of $692,945 on December 31, 2003 compared to stockholders equity of negative $1,353,716 on December 31, 2002,an increase of $2,046,661 resulting from an increase of paid in capital of $2,313,732.

As of December 31, 2003, our working capital position improved by $827,274 from a negative $1,237,212 at December 31, 2002 to a negative $409,938 at December 31, 2003. The improvement in our working capital position is primarily from an increase in cash on hand and a decrease in notes payables and other current liabilities. As a result, the Company's current ratio improved for the period ended December 31, 2003 to 0.38:1, from a ratio of 0.025:1 for the same period last year.

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

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings.

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Except as described below, the Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

On August 26, 2001, the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement had been declared effective within one year after the parties executed the Investment Agreement. Swartz contacted the Company on July 28, 2003, and claimed that the Company was theoretically liable to Swartz for the following: cash termination fee; late registration and use fees; and an additional warrant related to anti-dilution provisions. The Company anticipates that based on past discussions with Swartz that this matter will be amicably settled under terms that will be for less than what Swartz claims it is entitled under the Investment Agreement. The Company has sought the advice of outside counsel regarding Swartz's claims. We have recorded a reserve of $100,000.00 for these potential damages based on probable outcomes to resolve this matter.

Item  2.  Changes in Securities.

During the Quarter ending December 31, 2003, the rights of our common shareholders have been materially modified as follows:

On December 31, 2003 we closed a private placement under which we sold 1,296,334 shares of our Series C convertible preferred shares. The Series C preferred shares which have a liquidation preference over the shares of our common stock subordinate to our Series A and B preferred shares as follows: In the event of any liquidation, dissolution or winding up, including a merger or acquisition of the Corporation ("Liquidating Event"), whether voluntary or involuntary, holders of each share of Series C Preferred Stock shall be entitled to be paid out of the assets or surplus funds of the Corporation legally available for distribution to holders of the Corporation's capital stock of all classes

(whether such assets a are capital, surplus, or earnings) and subject to the liquidating preference of the holders of the Series A and Series B Preferred Stock and before any sums shall be paid or any assets or surplus funds distributed among the holders of Common Stock, an amount equal to $1.50 per share (as adjusted for any stock dividend, combination or splits with respect to such shares) of Series C Preferred Stock if the liquidating event is concluded on or before August 30, 2004 or $0.75 per share (as adjusted for any stock dividend, combination or splits with respect to such shares) of Series C Preferred Stock if the liquidating event is concluded after August 30, 2004 plus an amount equal to all accrued and unpaid dividends thereon if any, computed up to and including the date full payment shall be tendered to the holders of the Series B Preferred Stock with respect to such liquidation, dissolution or winding up. The Series C preferred shares are convertible shares of common stock on a one to one basis.

During the Quarter ending December 31, 2003, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On December 31, 2004, we closed the private placement of our preferred series C at $0.75 per share for a total of $972,250 to accredited investors.

On December 31, 2004, we issued 4,000,000 shares of our preferred series D to officers of the Company at par value for a total of $4,000.

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Securities Holders

None.

Item  5.  Other Information.

Approximately $30,000 raised from our Series C private placement was not credited to our accounts until after December 31, 2003. Additionally, on December 15, 2003, a wire transfer from one of our Series C investors in the amount of $50,000 was erroneously deposited into our bank account two times, resulting in a total deposit of $100,000 by this investor, which should have only been $50,000. Based on the erroneous second deposit, the Company was under the belief that it had reached and even exceeded its goal of raising $1,000,000 in the Series C private placement and so stated in our Form 8-K filed on January 2, 2004. It was not until, on or about February 2, 2004, that we were contacted by our bank regarding the error, and the second deposit of $50,000 is in the process of being reversed out of our account and returned to the investor. As a result of this correction, the total amount received by the Company in the Series C private placement was $972,250.

The California Secretary of State has temporarily forfeited our corporate status until we file our state corporate income tax returns for the years 1999, 2000, 2001 and 2002. Other than small statutory fees, the Company owes no federal or state corporate income tax, and in fact has an estimated 11 million net loss carryforward. The tax returns are in the process of being prepared.

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

              4.3 Certificate of Designation, Series C Preferred Stock (Previously filed as an exhibit to the Company's Ford 10-QSB, file no. 000-28377, on November 14, 2003, and incorporated herein by reference.)

              4.4  Certificate  of  Designation,   Series  D  Preferred   Stock,
                   attached hereto.

(10)          10.1.Cosmoz.com,  Inc. 1999 Stock option plan.  (Previously  filed
                   as  an  exhibit  to  the  Company's  Form  10-Q,   file  no.:
                   000-28377, on May 15, 2000, and incorporated herein by reference.)

              10.2.Owen Naccarato Director's Agreement.  (Previously filed as an exhibit to the Company's Form 10-Q, file no.: 000-28377, on May 15, 2000, and incorporated herein by reference.)

              10.3.Management and Consulting  Agreement  between the Company and
                   SharpManagement, LLC. (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

              10.4.Investment  Agreement  between the Company and Swartz Private
                   Equity, LLC. (Previously filed as an exhibit to the Company's Form S-1, file no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

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

              10.18. 2002 Employee and Officer  Retention and  Recognition Plan.
                   (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on February 9, 2002, and incorporated herein by reference.)

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

              10.21. Form of Warrant  Issued to Larry Tint dated March 12, 2002.
                   (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on May 15, 2002, and incorporated herein by reference.)

              10.22. Form of  Warrant Issued to Owen Naccarato  dated  March 12,
                   2002. (Previously filed as An exhibit to the Company's Form 10-QSB, file no. 000-28377, on May 15, 2002, and incorporated herein by reference.)

              10.23. Employment  agreement  of  Wing  Yu  dated July  30,  2001.
                   (Previously filed as an exhibit to the Company's Form 10-KSB/A, file no. 000-28377, on August 15, 2003, and incorporated herein by reference.)

              10.24. Addendum to Management and Consulting Agreement between the
                   Company and SharpManagement, LLC, dated May 28, 2002. (Previously filed as an exhibit to the Company's Form 10-KSB/A, file no. 000-28377, on August 15, 2003, and incorporated herein by reference.)

              10.25. Promissory Note dated September 3, 2002 between the Company and Wing Yu (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on November 19, 2003, and incorporated herein by reference.)

              10.26.  Convertible  Promissory  Note between the Company and Asia
                   Pacific Ventures dated September 5, 2002. (Previously filed as an exhibit to the Company's Form 10-QSB, file no. 000-28377, on November 19, 2003, and incorporated herein by reference.)

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

              10.31. Advisors  Agreement  dated June 1, 2003 between the Company and Jared Kopf. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

              10.32. Standby  Loan  Commitment  dated July 15, 2003  between the
                   Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

              10.33. Promissory Note dated July 15, 2003 between the Company and
                   Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

              10.34. Asset  Purchase  Agreement  between  the  Company  and CNET
                   Networks, Inc. date July 18, 2003. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 20, 2003, and incorporated herein by reference.)

              10.35. 2003-2 Consultant and Advisor Services Plan dated September
                   8, 2003. (Previously filed as an exhibit to the Company's Form S-8, file no. 000-28377, on September 10, 2003, and incorporated herein by reference.)

 (21)         21.1. List of subsidiaries of registrant. (Previously  filed as an exhibit to the Company's Form 10-K, file no. 000-28377, on September 28, 2000, and incorporated herein by reference.)

 (31)         31.1. Certification  by  Wing  Yu, Chief  Executive  Officer,   as
                   required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

              31.2. Certification by Thomas  McAleer,  Controller,  as  required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

(32)          32   Certification    as   required    under    Section   906   of
                   Sarbannes-Oxley Act of 2002

(b) Reports on Form 8-K

         None

                                   SIGNATURES
                           --------------------------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: February 17, 2004             /S/ WING YU
                                    -----------
                                    Wing Yu
                                    Chief Executive Officer