Form 10QSB
period 2004-03-31
FINANCIALCONTENT INC
filed 2004-05-14
CIK 1100360

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,255,192.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                             FINANCIALCONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                             FINANCIALCONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 MARCH 31, 2004






                                 C O N T E N T S



         Consolidated Balance Sheets......................................1 - 2

         Consolidated Statements of Operations................................3

         Consolidated Statements of Cash Flows................................4

         Notes to the Financial Statements...............................5 - 13

                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2004 AND JUNE 30, 2003


                               ASSETS                 March 31, 2004  June 30, 2003
                               ------                  ------------    -----------
                                                       (unaudited)      (audited)
Current Assets:
     Cash and cash equivalents                         $     6,305    $     8,327
     Short-term investments in marketable securities           280            320
     Accounts receivable - trade, net                       81,859          2,591
     Prepaid expenses                                       15,640            551
     Deposits                                                8,545          6,945
                                                       -----------    -----------

        Total Current Assets                               112,629         18,734
                                                       -----------    -----------

Property and Equipment :
     Office furniture                                       12,112         12,112
     Equipment                                             142,189         87,938
                                                       -----------    -----------

        Property and Equipment, cost                       154,301        100,050

     Accumulated depreciation                              (94,340)       (75,786)
                                                       -----------    -----------

        Property and Equipment, net                         59,961         24,264
                                                       -----------    -----------

Other Assets:
     Long-term investments                                  14,922         14,922
     Purchased contracts - CNET                          1,039,146           --
     Intangible assets, net                                  3,000          3,000
                                                       -----------    -----------

        Total Other Assets                               1,057,068         17,922
                                                       -----------    -----------

           Total Assets                                $ 1,229,658    $    60,920
                                                       ===========    ===========

                                   (continued)

             See accompanying notes to these financial statements.

                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF MARCH 31, 2004 AND JUNE 30, 2003



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------    March 31, 2004   June 30, 2003
                                                          -------------    -------------

                                                            (unaudited)       (audited)
Current Liabilities:
     Accounts payable                                     $     122,500    $     182,655
     Management fees due to related party                        26,000           15,000
     Payroll and taxes payable                                    2,494          218,115
     Income taxes payable                                         5,600            4,800
     Accrued interest                                              --             86,440
     Other accrued expenses                                      28,861          134,591
     Deferred revenue                                             6,774           16,185
     Note payable - related parties                                --            342,358
     Notes payable - other                                       14,589           14,589
     Reserve for termination of investment agreement            246,000          100,000
     Liabilities of discontinued operations                     239,903          299,903
                                                          -------------    -------------

        Total Current Liabilities                               692,721        1,414,636
                                                          -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value;
           2,164,910 shares issued and outstanding                2,165             --
        Preferred stock Series B, $0.001 par value;
           1,033,335 shares issued and outstanding                1,033             --
        Preferred stock Series C, $0.001 par value;
           1,306,334 shares issued and outstanding                1,306             --
        Preferred stock Series D, $0.001 par value;
           4,000,000 shares issued and outstanding                4,000             --
     Common stock, $0.001 par value; 900,000,000 shares
        authorized; 9,059,643 and 8,659,643 issued and
        outstanding, respectively                                 9,060            8,660
     Additional paid-in-capital                              18,188,485       15,779,993
     Accumulated other comprehensive loss                       (68,279)         (68,279)
     Accumulated deficit                                    (17,600,833)     (17,074,091)
                                                          -------------    -------------

        Total Stockholders' Equity                              536,937       (1,353,717)
                                                          -------------    -------------

           Total Liabilities and Stockholders' Equity     $   1,229,658    $      60,919
                                                          =============    =============

             See accompanying notes to these financial statements.


                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003



                                           Three Months Ended March 31,         Nine Months Ended March 31,
                                              2004               2003             2004              2003
                                        -----------------    -------------    --------------    -------------
                                                      (UNAUDITED)                       (UNAUDITED)
Revenues:
      Net revenues                      $        236,098     $     112,914    $     683,271     $     308,380

      Costs of revenues                          (51,725)          (33,155)        (116,105)          (97,100)
                                        -----------------    -------------    --------------    -------------
                                                 184,373            79,759          567,166           211,280
                                        -----------------    -------------    --------------    -------------

Operating Expenses:
      Business development                           463             1,364            1,463             1,364
      General and administrative                 264,058           249,449          838,212           821,180
      Amortization and depreciation                7,822             3,289           18,554             9,869
                                        -----------------    -------------    --------------    -------------
          Total Operating Expenses               272,343           254,102          858,229           832,413
                                        -----------------    -------------    --------------    -------------

          Loss from Operations                   (87,970)         (174,343)         (291,063)         (621,133)
                                        -----------------    -------------    --------------    -------------

Other Income (Expense):
      Interest income                               --                --               --                 153
      Reserve agreement                         (146,000)             --           (146,000)                -
      Other income                                    71                90              331                52
      Interest expense                              --              (5,839)         (72,062)          (29,448)
                                        -----------------    -------------    --------------    -------------

          Total Other Income (Expense)          (145,929)           (5,749)        (217,731)          (29,243)
                                        -----------------    -------------    --------------    -------------

      Net loss before taxes                     (233,899)         (180,092)         (508,794)         (650,376)

          Provision for income tax                (5,600)             (600)          (6,400)           (1,800)
                                        -----------------    -------------    --------------    -------------

      Net loss                                  (239,499)         (180,692         (515,194)         (652,176)
                                        -----------------    -------------    --------------    -------------

          Preferred stock dividend               (12,500)             --            (25,000)             --
                                        -----------------    -------------    --------------    -------------

               Net loss attributable
               to  common stockholders  $       (251,999)    $    (180,692)    $    (540,194)    $    (652,176)
                                        =================    =============    ==============    =============

Other comprehensive income:
      Unrealized loss on securities                 --              (1,360)             (40)           (1,360)
                                        -----------------    -------------    --------------    -------------


Comprehensive loss                      $       (251,999)    $    (182,052)    $    (540,234)    $    (653,536)
                                        -----------------    -------------    --------------    -------------


Net loss per share (basic) (Note 1)     $          (0.03)    $       (0.03)   $        (0.06)   $       (0.10)
Net loss per share (diluted) (Note 1)   $          (0.03)    $       (0.03)   $        (0.06)   $       (0.10)

Shares used in per share calculation
- basic                                        8,852,390         6,856,738        8,781,061         6,819,880
                                        =================    =============    ==============    =============
Shares used in per share calculation
- diluted                                      8,852,390         6,856,738        8,781,061         6,819,880
                                        =================    =============    ==============    =============

             See accompanying notes to these financial statements.


                             FINANCIALCONTENT, INC.
                 (F/K/A/ COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                     2004                  2003
                                                              -------------------    ------------------
Operating Activities:
     Net Loss                                                 $       (515,194)      $      (652,176)
Adjustments to reconcile net (loss) to
    net cash provided by (used in) operating activities:
        Compensation expense on warrants granted                          --                 302,266
        Amortization and depreciation                                   18,554                 9,869
        Issuance of common stock for services                          187,000                 8,750
        Reserve for settlement of investment agreement                 146,000                  --
        Change in liabilities of discontinued operations               (60,000)                 --

Changes in operating assets and liabilities:
     Accounts receivable - trade, net                                  (79,268)                3,018
     Deposits                                                           (1,600)                6,919
     Prepaid expenses                                                  (15,089)                3,799
     Income tax payable                                                    800                 1,800
     Accounts payable                                                  (60,155)               10,264
     Management fees due to related party                               11,000                45,000
     Payroll and taxes payable                                        (215,621)               67,103
     Deferred revenue                                                   (9,411)               13,139
     Accrued interest                                                  (86,440)                 --
     Accrued liabilities and expenses                                 (105,730)               86,292
     Shareholder advance                                                50,000                  --
     Other                                                             (11,709)                 --
                                                                 ----------------       ---------------

        Net cash used in operating activities                         (746,863)              (93,957)
                                                                 ----------------       ---------------

Investing activities:
     Purchase of property and equipment                                (54,251)                 --
     Purchase of CNET contracts                                       (175,000)                 --
     Sale of marketable securities                                        --                     295
                                                                 ----------------       ---------------

        Net cash provided by investing activities                     (229,251)                  295
                                                                 ----------------       ---------------

Financing activities:
     Proceeds from sale of common stock                                   --                  59,940
     Proceeds from exercise of warrants                                 50,000                  --
     Proceeds from sale of Preferred Stock - Series B                  310,000                  --
     Proceeds from sale of Preferred Stock - Series C                1,002,250                  --
     Payments on amounts due to related parties                       (548,648)               (5,000)
     Payments on advances from shareholders                            (50,000)
     Payments on preferred stock dividends                             (11,510)                 --
     Proceeds notes payable - related party                            222,000                40,749
                                                                 ----------------       ---------------

        Net cash provided by financing activities                      974,092                95,689
                                                                 ----------------       ---------------

        Increase (Decrease) in cash and cash equivalents                (2,022)                2,027

Cash and cash equivalents, beginning of period                           8,327                 4,162
                                                                 ----------------       ---------------

Cash and cash equivalents, end of period                         $       6,305          $      6,189
                                                                 ================       ===============


Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                                 $     148,882          $       --
                                                                 ================       ===============
        Taxes                                                    $       5,600          $       --
                                                                 ================       ===============
        Conversion of payable into preferred stock - Series
        D                                                        $       4,000          $       --
                                                                 ================       ===============
        Issuance of common stock for services                    $     187,000          $      8,750
                                                                 ================       ===============
        Issuance of preferred stock for contracts                $     864,146          $       --
                                                                 ================       ===============

             See accompanying notes to these financial statements.

                             FINANCIALCONTENT, INC.
                  (F/K/A COSMOZ INFRASTRUCTURE SOLUTIONS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business

FinancialContent, Inc., ("FinancialContent" or the "Company"), a Delaware corporation (http://www.financialcontent.com), offers financial-related services through the World Wide Web. The Company is focused on providing FinancialContent through the Internet. Through its proprietary software, the Company is able to aggregate financial information for instant integration into any platform.

By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users.


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of FinancialContent, Inc.; a publicly traded company quoted on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the three and nine months ended March 31, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


C.       Revenue Recognition

The Company's source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis.


D.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred $19,698 in advertising expense for the three- and nine-month periods ended March 31, 2004. The Company did not incur any advertising expense for the three- and nine-month periods ended March 31, 2003.

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

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive. The Company experienced a loss from operations and a net loss for the three- and nine-month period ended March 31, 2004 and 2003, thus basic and diluted shares outstanding are the same.


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

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management estimates that no such reserves are warranted at March 31, 2004.


I.       Stock-Based Compensation.

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company currently did not grant any options or warrants to employees during the nine months ended March 31, 2004. Accordingly there is no stock compensation expense related to stock option or warrant grants during the period.


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

In February 2004, an individual converted warrants into 200,000 shares of the Company's common stock at an aggregate exercise price of $50,000.

In February 2004, an individual converted 30,000 shares of Series C Preferred Stock into 30,000 shares of the Company's common stock.

         -------------------------------

B.       Warrants

As of March 31, 2004, the company has outstanding warrants, which are convertible into 40,000 (adjusted for 1-for-60 reverse split) shares of common stock. Warrants convertible into 40,000 shares of common stock have a clause that causes the exercise price to be adjusted down, based on the quoted share price measured on certain incremental measurement dates. The warrants expire 5 years from the date of grant. As of March 31, 2004, the Company has not repriced any of these warrants.

The Company has outstanding warrants expire in March 2004 that were convertible into 200,000 shares of common stock at an exercise price of $0.25 per share.


C.       Preferred Stock Issuances

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with FinancialContent's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, FinancialContent gave CNET $175,000.00 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible on a one-for-one basis to shares of the Company's common stock; demand registration rights; accrued quarterly dividend rights at $0.0055774 per share starting October 1, 2003; limited anti-dilution protections; and liquidated preference rights. 20% of the shares are subject to forfeiture based on a performance matrix tied to August revenues generated by the Private Wire contracts.

As a result of the exercise of warrants in March 2003 and the issuance of Preferred Stock Series B, the Company is required to issue to CNET an additional 50,000 shares of common stock under the anti-dilution provision of the purchase agreement.

Under a private placement memorandum dated May 29, 2003, the Company issued on July 31, 2003, 1,033,355 shares of the 2,000,000 newly created shares of the company's Series B convertible preferred stock at $0.35 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to share of the Company's common stock. Under a private placement memorandum dated July 31, 2003, the Company has issued a total of 1,336,334 shares of the Company's Series C convertible preferred stock at $0.75 per share. The shares have a liquidation preference subordinate to those of the Series A and Series B preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to shares of the Company's common stock.

         -------------------------------

C.       Preferred Stock Issuances (continued)

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In December 2003, the Company issued 4 million shares as Preferred Stock, Series D ("Series D"). Series D has voting rights on a one-for-one basis with all other Series of Preferred Stock, and it will have one-for-ten voting rights with common stock. Series D has no conversion rights and does not trade and, therefore, has no marketable value. The Chairman of the Company was issued 3 million shares of Series D, and the Chief Executive Officer was issued 1 million shares of Series D.


4.       Related Party Transactions
         --------------------------

The following transactions occurred between the Company and certain related parties:


A.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current Chairman of FinancialContent. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by FinancialContent on loans made by APV to the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw.

During the nine month period ended March 31, 2004, APV advanced to the Company an additional $200,000, and the note included a premium of 5%. This note was repaid in July 2003. As of March 31, 2004, the Company repaid $200,000 to APV.

In July 2003, The Company obtained a demand line of credit totaling $1,000,000 from APV, under which the Company may borrow on an unsecured basis at 12% per annum. There were no amounts outstanding under this line of credit at December 31, 2003 and June 30, 2003. The Company borrowed $175,000 under this credit facility in July 2003, and this amount has been fully repaid. The credit agreement required the Company to pay a $50,000 fee. This credit facility expires in July 2004. Additionally, the line of credit agreement allows the Company to convert the borrowing to a term loan for any outstanding amount upon request prior to the expiration of the agreement

         --------------------------------------

B.       Wilfred Shaw

During the nine-month period ended March 31, 2004, Mr. Shaw advanced to the Company an additional $22,000, and the note bears an interest rate of 12% per annum. In December 2003, the Company repaid $22,000 to Mr. Shaw. Additionally, Mr. Shaw was due $60,000 in director fees, these past due amounts were paid in December 2003.


C. SharpManagement.com, LLC

The Company has signed a consulting contract with Sharpmanagment.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of March 31, 2004 and June 30, 2003, SharpManagement is due $26,000 and $15,000, respectively. The Company paid to SharpManagement $30,000 during the nine months ended December 31, 2003.


5.       Commitments and Contingencies
         -----------------------------

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

         -----------------------------------------

A. Legal (continued)

On August 26, 2001, the Investment Agreement ("Investment Agreement") the Company entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement (Form S-1 or SB-2) had been declared effective within one year after the parties executed the Investment Agreement. Swartz contacted the Company on July 28, 2003, and Swartz claimed that the Company is theoretically liable to Swartz for the following: cash termination fee; late registration and use fees; and additional warrants related to anti-dilution provisions. The Company is in the process of achieving a settlement with Swartz regarding this matter, and expects that the settlement amount would be for less than their claims. The Company intends to negotiate terms that are agreeable to each party to resolve this matter, and the Company has sought the advice of outside counsel regarding Swartz's claims.

The Company finalized its negotiations with Swartz in regards to the matter noted above, and reached the following settlement:

         o The Company will issue an aggregate of 238,186 shares of common stock having an approximate market value of $245,331 in full settlement of all liabilities and claims.

The Company has recorded an additional reserve of $146,000 as of March 31, 2004 for these potential damages based on expected settlement of these matters.


B.       Operating Leases

The Company's principal executive offices are located in a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The Company leases the facility under a 38-month agreement that terminates on July 31, 2005. All operations including system development, control and maintenance are now performed at this facility. All operations including system development, control and maintenance are performed at this facility.

In December 2003, the Company entered into a six-month lease for office space in New York City. The monthly rent is $800.

For the nine months ended March 31, 2004 and 2003, rent expense was $41,756 and $34,836, respectively.

6.       Going Concern Uncertainties
         ---------------------------

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

Management raised additional capital through equity and debt offerings during the nine-month period ended March 31, 2004, and is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the three and nine months ended March 31, 2004, the Company obtained additional debt and equity financing to extinguish past payroll tax liabilities and to meet working capital needs, and the Company concluded two private placement equity offerings of preferred stock (Series B and C).

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

We were incorporated in the State of Delaware on October 15, 1996. During our relatively short history, we have developed into a leading provider of financial data and business applications to online media and financial services companies worldwide. We offer solutions that encompass market data, real-time news, and analytical tools for web, wireless and print applications. With over 200 deployments around the world, we are rapidly growing our client base of banks, brokerages, credit unions and application service providers, as well as diversified media businesses and Fortune 500 companies.

Our service is deployed to the following notable companies:

      o    A.B. Watley - brokerage firm
      o    Adaptec - storage access solution provider
      o    Adobe Europe - imaging software developer
      o    Advest - financial services
      o    Bayer Corporation - health care and chemicals group
      o    Biospace - Research firm for pharmaceuticals industry
      o    Boston Globe - media
      o    Cinapsys - online investor relations firm
      o    CNET Networks, Inc. - online portal
      o    Crain Communications, Inc. - media group
      o    Earl G. Graves, Ltd. - print and online media company
      o    Entrust Capital - investment bank
      o    eMap - European publisher and media company
      o    Friedman Billings Ramsey - investment bank
      o    Granite Bank - regional bank
      o    GTC Telecom - telecommunications company
      o    Jackson State Bank - regional bank
      o    Market Wire - company news distributor
      o    Nando Media - media group
      o    Phoenix Newspapers - media group
      o    San Francisco Chronicle - online and print media company
      o    ValueRich -  high net-worth lifestyle magazine
      o    Viavid - online investor relations firm

We pride ourselves on being a pioneer in online content integration. We offer a full suite of financial data deployable through an interactive online platform. Our flagship product, Studio 3.5, is winning rave reviews from our clients and industry media for the software's ease of use and speed of deployment. We also offer a full suite of complementary services, including web development and hosting, that target the online media and financial services industries.

In the period ended March 31, 2004, our most significant business developments included:

         o Launching our new set of online financial data and tools using Macromedia's Flash MX platform that will be integrated into our most basic service.

         o Initiating a channel partnership program in China and Southeast Asia to reach businesses that service English-speaking clientele that track and monitor investments in the Asian markets. The Company has already signed agreements with three channel partners with offices overseas.

Our strategic business plan objective is to be the industry's preferred integrator of financial data and tools. Elements of this strategy include:

         o Targeting businesses in industries that require robust online market analysis tools and financial information on their web sites. We continue to develop content packages targeting specific industries.

         o Developing and marketing innovative products and services to attract and retain clients. Also, continuously developing new delivery and caching systems to maximize the scalability and availability of the data delivery service.

         o Accelerating our sales, marketing efforts, technology development and gaining access to compelling content, applications and functionality through strategic alliances. As well as considering mergers and/or acquisitions of businesses that can complement our products and services, provide access to new markets and increase profit margins.


Results of Operations for the three months ended March 31, 2004 and 2003
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $236,098 for the three months ended March 31, 2004, from approximately $112,914 for the three months ended March 31, 2003. This increase of $123,184 in revenues is attributed to the steady and ongoing growth of our business over the last year, but most notably from revenues generated from the client contract rights we acquired from CNET Network, Inc.'s ("CNET") Private Wire Division, which acquisition we finalized on July 18, 2003. We recognize income from FinancialContent Service's monthly subscription based fees and related customization charges upon collection.

Costs of Revenues. Costs of Revenues increased to $51,725 for the three months ended March 31, 2004, from approximately $33,155 for the three months ended March 31, 2003. This increase of $18,570 in costs of revenues is the result of purchasing additional content and paying additional fees as the demands on our business increase.

General and administrative. General and administrative expenses increased modestly to approximately $264,058 for the three months ended March 31, 2004 from approximately $249,449 for the three months ended March 31, 2003. In the three month period ended March 31, 2003, we were amortizing the value of stock issued to employees under the 2002 Executive and Officer Retention and

Recognition Plan over a period of one year at an amount of approximately $129,542 each quarter which has now been concluded. Despite no longer amortizing the stock issued under the Plan, our general and administrative expenses increased slightly over the same period last year as a result of increased salary expense of approximately $55,767, as well as other expenses related to our growth. We anticipate our general and administrative expenses to increase as we continue to grow our business.

Other income (loss). Net other loss was approximately $146,000 for the three months ended March 31, 2004, as compared to net other loss of $0 for the three months ended March 31, 2003. This increase is the result of recording an additional reserve of $146,000 to account for the Swartz matter as discussed at
Part II, Item 1, below.

Income taxes. We have recorded an accumulated deficit of approximately $17,600,833 primarily due to loss carry forwards from continuing operations. This net operating loss carry forward may be used to offset future United States income taxes. The net operating loss carry forward will not begin to expire until the year 2019.

Liquidity and Capital Resources

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

For the three months ended March 31, 2004, we sustained operating losses of $87,970 compared to operating losses of $174,343 for the three months ended March 31, 2003. The decrease in operating losses of $86,373 was due primarily to an increase in net revenues of $123,184.

Net cash provided by financing activities was $974,092 for the nine months ended March 31, 2004 compared to $95,689 for the nine months ended March 31, 2003. This increase of $878,403 over the prior period was the result of $1,312,250 raised from the private placement of our Series B and C preferred stock, offset by payments made on amounts due to related parties of $548,648.

The Company had a total stockholders' equity of $536,937 on March 31, 2004 compared to stockholders equity of negative $1,353,717 on June 30, 2003, an increase of $1,890,654 resulting primarily from an increase of paid-in-capital of $2,408,492.

As of March 31, 2004, our working capital position improved by $827,274 to a negative $580,092 from a negative $1,187,110 at March 31, 2003. The improvement in our working capital position is primarily from a decrease in notes payables and other current liabilities. As a result, the Company's current ratio improved for the period ended March 31, 2004 to 0.16:1, from a ratio of 0.013:1 for the same period last year.

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

On August 26, 2001, we allegedly breached the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") when we failed to effect a registration statement within one year of signing the Investment Agreement. Swartz contacted us on July 28, 2003, and claimed that we were theoretically liable to them for the following: cash termination fee; late registration and use fees; and additional warrants related to anti-dilution provisions. In July 2003, we began negotiating with Swartz to resolve this matter and we retained outside counsel to advise us on the legalities of Swartz's claims. In April 2004, we finalized our negotiations with Swartz and agreed to issue them an aggregate of 238,186 shares of common stock (inclusive of all antidilution issuances granted to preferred shareholders) having an approximate market value of $245,331 in full settlement of all liabilities and claims.

Item  2.  Changes in Securities.

During the quarter ended March 31, 2004, the Company issued securities using the exception available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933, as follows:

On February 5, 2004 an individual converted a warrant into 200,000 shares of our Common Stock.

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Securities Holders

None.

Item  5.  Other Information.

The California Secretary of State forfeited our corporate status and will return us to active status upon our filing our state corporate income tax returns for the years 1999, 2000, 2001 and 2002. Other than nominal statutory fees, the Company owes no federal or state corporate income tax, and in fact has an 11 million dollar net loss carryforward. In March of 2004, we filed our 1999 through 2002 State of California corporate income tax returns and have requested that our active status be reinstated.

Item  6.  Exhibits and Reports on Form 8-K.

Exhibits

 (31)       31.1   Certification  by  Wing  Yu,  Chief  Executive  Officer,   as
                   required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

            31.2 Certification by Thomas McAleer, Controller, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

  (32)      32     Certification    as   required    under    Section   906   of
                   Sarbannes-Oxley Act of 2002, attached hereto.


(b) Reports on Form 8-K

         None

                                   SIGNATURES
                               -------------------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: May 14, 2004                  /S/ WING YU
                                    ------------------------
                                    Wing Yu
                                    Chief Executive Officer