Form 10KSB
period 2004-06-30
FINANCIALCONTENT INC
filed 2004-09-29
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____

                         Commission files number 0-28377


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

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year: $985,335.00

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 9, 2004 approximated $4.9 million.

         The total number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,455,912.

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format (Check one):
                                                                 Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business

Business of Issuer
-------------------

Through the auspices of our wholly owned subsidiary, FinancialContent Services, Inc. ("FinancialContent Services"), FinancialContent, Inc. (the "Company" and "FinancialContent") provides a turnkey content management and delivery system that streamlines the process of aggregating and integrating content into any platform.

We offer a suite of financial data and tools for clients seeking speed of deployment, simplicity, and reasonable pricing. The Company has dramatically improved the process of integrating and aggregating financial data by reducing implementation into a non-technical task. Through FinancialContent, clients have access to the data within hours rather than weeks or months.

We facilitate the process by which clients secure all the necessary rights and licenses relating to the use of financial data. Clients have access to a wide range of content including stock quotes, company news, SEC filings, company profiles, economic data, import/export data, interest rates, treasury summaries, currency data, and more.

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

Technology:

We empower clients with an online application that truly enables the customization of content. Clients can select from a set of templates, or build custom components to create their own templates. We guarantee standard integration in under a week. Average deployment time for the current client base is under two business days.

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

We aggregate content from multiple sources and normalize the data into XML. Using server-side XSLT, the content is dynamically parsed to meet the client's layout and presentation requirements.

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

The online toolkits control both the private-labeled output and JavaScript content modules that link to the private-labeled page through our Studio 3.5 software platform. (The latest version of our online toolkit, Studio 3.5 was launched on August 26, 2003 and replaced version 3.0 which was first deployed in July 2002.) These modules can be deployed quickly and seamlessly to match the "look and feel" of the client's website or enterprise environment. The client never has to worry about administration or upkeep of the infrastructure because FinancialContent hosts both the content module and the private labeled page.

Competition:

We pride ourselves on being a pioneer in online content integration. The business of the Company is highly competitive. Price competition and service are the most significant features of the market in which the Company participates. The Company competes on a worldwide basis with other firms. Are strongest competitors are larger and financially stronger than the Company. We believe that the Company accounts for only a very small portion of the respective market. The Company's ability to compete effectively requires continuous development of new products and refinement of established products.

Content Partnerships:

We are engaged in a very partnership-intensive industry as financial data is compiled from a multitude of sources. Our key content partners include Business Wire, Comstock, Dow Jones, Market Wire, PR Newswire, Primezone, Russell Investment Group, and StreetInsider. These and other partners provide a range of content that includes stock quotes, news, company profiles, SEC filings, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for us.

Customer Base:

The client base represents a cross-section of many online businesses, including corporations, financial services companyies, and new media publishers, including the following notable companies:

      o   A.B. Watley - brokerage firm
      o   Adaptec - storage access solution provider
      o   Adobe Europe - imaging software developer
      o   Advance Internet - print and online media company
      o   Advest - financial services
      o   Bayer Corporation - health care and chemicals group
      o   Boston Globe - media company
      o   Capital Fulfillment Group - financial services marketing company
      o   Career Innovations - Life science research and human resources company
      o   Cinapsys - online investor relations firm
      o   CNET Networks, Inc. - online portal
      o   Crain Communications, Inc. - media group

      o   Earl G. Graves, Ltd. - print and online media company
      o   Entrust Capital - investment bank
      o   eMap - European publisher and media company
      o   Friedman Billings Ramsey - investment bank
      o   Granite Bank - regional bank
      o   GTC Telecom - telecommunications company
      o   Jackson State Bank - regional bank
      o   Market Wire - company news distributor
      o   Nando Media - media group
      o   Phoenix Newspapers - media group
      o   San Francisco Chronicle - online and print media company
      o   The Red Herring - print and online media company
      o   ValueRich -  high net-worth lifestyle magazine
      o   Viavid - online investor relations firm

Employees:

FinancialContent currently employs thirteen full time employees and two part time employees.

Business  Development
----------------------

FinancialContent is a Delaware corporation formed on October 15, 1996.

Prior to 2001, FinancialContent was an accelerator/incubator that developed and acquired Internet companies. On May 10, 2000, the Company formed FinancialContent Services in the State of Delaware under the name FinancialContent.com, Inc. As an accelerator/incubator, the Company provided strategic consulting, business services and seed capital to emerging companies that were developing Internet web sites or web-enabling technologies. We also showcased our portfolio of holdings through a consumer-friendly marketing portal.

FinancialContent Services soon emerged from our accelerator/incubator program as a company with tremendous potential for growth. At its outset, FinancialContent Services began providing financial content to websites through its unique modular distribution format on a no fee basis. By February 2001, approximately 1,000 websites were receiving financial data and news from FinancialContent Services. In February of 2001, FinancialContent Services announced the commercial launch of its Version 2.0 and began converting existing clients to the paid service and as well as soliciting new paying clients.

With the early successes of FinancialContent Services, the Company discontinued its accelerator incubator operations and concentrated on developing FinancialContent Services. Under the tutelage and support of the
FinancialContent, FinancialContent Services has emerged as is one of the industry's fastest growing providers of financial data and tools. The Company now delivers comprehensive solutions for web, wireless and print clients that includes over 75 different datasets. The Company has turned the process of content aggregation and delivery into a sleek, turnkey subscription service.

During the year ended June 30, 2004, our most significant corporate developments included:

      o acquiring the client contract rights from CNET Network, Inc.'s ("CNET") Private Wire Division, which added to the number of our on-line and print media clients;
      o completing a $310,000 private placement from the sale of our Series B preferred convertible stock;
      o launching Version 3.5 of our Studio software, which among other things enhanced granular customization over all visual and data elements;

      o completing a $1,000,000 private placement from the sale of our Series C preferred convertible stock;
      o posting a first cash flow positive quarter in our Company's eight year history;
      o launching a new set of online financial data and tools using Macromedia's Flash MX platform that we integrated into our most basic service; and
      o initiating a channel partnership program in China and Southeast Asia to reach businesses that service English-speaking clientele that track and monitor investments in the Asian markets.

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

In December 2003, we leased a sales office in New York City for an initial six-month term that converted into a month-to-month lease after June 30, 2004. Our current rent is $900.00 per month.

Our servers are co-located at a facility in South San Francisco, California where major Internet backbones provide faster server speeds, better reliability and lower costs. Security is provided by bio-metric scanners and 24 hour security personnel.

Item  3. Legal Proceedings

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of alleged breach of contract, and claims of infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations, except:

On May 21, 2002, we issued a warrant to purchase 450,000 shares of our common stock to a firm pursuant to a Services Agreement of the same date, which services we allege were never delivered nor forthcoming. Accordingly, we cancelled this warrant in 2002. In 2004, this firm has attempted to exercise the warrant, which we have no intention of honoring. The firm has threatened litigation to compel us to honor the warrant. We do not record the warrant as outstanding and we have not recorded a reserve in regards to this matter because we believe the outcome will not result in an adverse judgment against the Company.

On August 26, 2001, we allegedly breached the Investment Agreement ("Investment Agreement") we entered into with Swartz Private Equity, LLC ("Swartz") when we failed to effect a registration statement within one year of signing the Investment Agreement. Swartz contacted us on July 28, 2003, and claimed that we were theoretically liable to them for the following: cash termination fee; late registration and use fees; and additional warrants related to anti-dilution provisions. In July 2003, we began negotiating with Swartz to resolve this matter and we retained outside counsel to advise us on the legalities of Swartz's claims. In April 2004, we finalized our negotiations with Swartz and agreed to issue them 190,549 shares of common stock having an approximate market value of $245,331 in full settlement of all liabilities and claims.

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


Fiscal Year Ending June 2003                       LOW           HIGH
                                              ============   ============
Quarter Ending September 30, 2002                      .21            .45
===========================================   ============   ============
Quarter Ending December 31, 2002                       .19           1.01
-------------------------------------------   ------------   ------------
Quarter Ending March 31, 2003                          .30            .90
-------------------------------------------   ------------   ------------
Quarter Ending June 30, 2003                           .27            .55
-------------------------------------------   ------------   ------------

Fiscal Year Ending June 2004

Quarter Ending September 30, 2003                      .39           2.00
===========================================   ============   ============
Quarter Ending December 31, 2003                       .93           1.35
-------------------------------------------   ------------   ------------
Quarter Ending March 31, 2004                          .83           1.13
-------------------------------------------   ------------   ------------
Quarter Ending June 30, 2004                          1.03           1.90
-------------------------------------------   ------------   ------------

As of June 30, 2004, there were approximately 233 shareholders of record (in street name) of the company's Common Stock.

To date, the Company has not declared or paid dividends on its Common Stock.

Equity Compensation Plan Information.

------------------------------------------------------------------------------------------------------------------------------------
                                            Number of securities to be      Weighted -average exercise   Number of securities
                                            issued upon exercise of         price of outstanding         remaining available for
                                            outstanding options,            options, warrants and        future issuance under
Plan Category                               warrants and rights             rights (excluding            equity compensation plans
                                                                            securities reflected in
                                                                            column (a))

                                                      (a)                           (b)                           (c)
--------------------------------            --------------------------      -------------------------    ---------------------------
Equity compensation plans                             100,000                        45.91                              0
approved by security holders
--------------------------------            --------------------------      -------------------------    ---------------------------
Equity compensation plans not                       5,000,000                          n/a                       2,802,319
approved by security holders
                                                    2,700,000                         1.30                         405,000
------------------------------------------------------------------------------------------------------------------------------------

On  November  17,  1999,   the  Company's   board  of  directors   approved  the
FinancialContent, Inc., 1999 Stock Option Plan (the "Plan"). On December 20, 1999, the Company's shareholders, at the Company's annual meeting, approved the Plan, and authorized a pool of 100,000 shares of common stock to be issued according to the Plan. Options are granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

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

In April 2004, the Company's board of directors approved the FinancialContent, Inc. 2004 Stock Option Plan (the "Plan"). The board of directors intends to submit the Plan at the Company's next annual shareholder meeting for approval. Options are granted at the prices equal to the current fair valued of the Company's common stock at the date of grant. Under the Plan, shares are categorized under one of four vesting schedules; in equal amounts quarterly over the next 12 quarters; upon reaching certain corporate milestones; and upon the discretion of the board of directors; and upon listing on a senior exchange.

Sale of Unregistered Stock
---------------------------

During the fiscal year ended June 30, 2004, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: 200,000
shares of our common stock were issued to an advisor upon the exercise of a warrant at $0.25 per share; 35,000 shares of our Series C preferred stock purchased at $0.75 per share were converted to our common stock on a one-to-one basis; we issued a warrant to an advisor to purchase at $0.75 per share 350,000 shares of our common stock; 190,549 shares of common stock were issued upon the cash-less exercise of a warrant at $0.30 per share; 100,000 shares of our common stock were issued to an advisor upon the exercise of a warrant at $0.30 per share; we issued a warrant to an advisor to purchase at $0.50 per share 100,000 shares of our common stock; we issued a warrant to our outside director to purchase at $0.75 per share 382,000 shares of our common stock. Additionally, we issued 2,164,910 shares of our newly created Series A convertible preferred stock to CNET Networks, Inc., as well as 75,000 additional Series A shares pursuant to the Series A shares anti-dilution protections; we issued 1,033,334 shares of our newly created Series B convertible preferred stock to accredited investors; we issued 1,336,334 shares of our Series C convertible preferred stock to accredited investors; and we issued 4,00,000 shares of our Series D preferred shares to Wilfred Shaw and Wing Yu.

During the fiscal year ended June 30, 2003, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S as follows: 35,000 shares of our common stock were issued for $5,740.00; (2) 300,000 shares of our common stock were issued for $49,200.00; (3) 1,036,584 shares of our common stock were issued as consideration for services provided by SharpManagement, LLC valued at $165,000.00; and (4) we also issued a warrant to purchase up to 100,000 shares of our common stock for a total purchase price of $30,000.00 exercisable for one year for advisory services.

During the fiscal year ended June 30, 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation S as follows: (1) 1,275,463 shares of common stock were issued for $100,000; (2) 250,000 shares of our common stock were issued for $25,000; (3) 2,197,681 shares of our common stock were issued pursuant to FinancialContent's 2002 Employee and Officer Retention and Recognition Plan valued at $518,170; (4) 125,000 shares of our common stock were issued for other compensation valued at $31,250; and (5) 71,429 shares or our common stock were issued for consulting services valued at $28,572. (6) We also issued warrants to purchase 400,000 shares of our common stock for a total purchase price of $100,000 exercisable for two years for consulting and professional services. (7) We converted $75,000 in notes payable into 750,000 restricted shares of common stock.

(Number of shares issued during fiscal year ended June 4, 2002 is adjusted for 1 for 60 reverse stock split effective November 13, 2001.)

Item 6.  Management's Discussion and Analysis or Plan of Operation

We are a leading content solution provider specializing in the integration and delivery of financial data and tools into web sites, corporate intranets and print media. We offer a full suite of financial data deployable through an interactive online platform. Our flagship product, Studio 3.5, is winning rave reviews from our clients and industry media for the software's ease of use and speed of deployment. We also offer a full suite of complementary services, including web development and hosting, that targets the online media and financial services industries.

We pride ourselves on being a pioneer in online content integration. Our mission is to empower our clients with the ability to customize and manage their own deployments. With over 300 deployments worldwide, we are rapidly growing our client base to include banks, brokerages, credit unions, and application service providers, as well as diversified media businesses and Fortune 500 companies. Our revenues in our most recent fiscal year more than doubled our revenues from the previous year as a result in part of our purchase of CNET Network, Inc.'s Private Wire Division's client contracts. We expect our revenues to continue to grow as the economy continues to rebound and we continue to implement our strategic business plan. Our objective is to be the industry's preferred integrator of financial data and tools. Elements of this strategy include:

      o targeting businesses in industries that require robust online market analysis tools and financial information on their web sites, as we continue to develop content packages targeting specific industries;
      o developing and marketing innovative products and services to attract and retain clients, including continuously developing new delivery and caching systems to maximize the scalability and availability of the data delivery service; and
      o accelerating our sales, marketing efforts, technology development and gaining access to compelling content, applications and functionality through strategic alliances, including considering mergers and/or acquisitions of businesses that can complement our products and services, provide access to new markets and increase profit margins.

Results of Operations

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2004, we had a net loss from continuing operations of $1,793,704. However, barring any unforeseen events or expenses, we believe that the continuing pace of adding new clients and the reduction in stock based compensation will make us cash flow positive on an operational basis commencing at the end of our second fiscal quarter and through the remainder of our fiscal year.

Results of Operations for the fiscal years ended June 30, 2004 and 2003

Revenues increased from approximately $422,360 in the year ended June 30, 2003 to $985,335 in the year ended June 30, 2004, an increase in revenues of 133%. In the years ended June 30, 2003 and 2004, all of our income was from subscription based fees and customization charges. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight-line basis. Fees received prior to the delivery of service are recorded as deferred revenue.

Cost of revenues. Despite a 133% increase in revenues, the Company was able to restrain the cost of revenues. Cost of revenues remained relatively unchanged from approximately $135,000 in the year ended June 30, 2004 compared to approximately $137,000 in the year ended June 30, 2003. We have negotiated contracts with our content providers such that we are able to add clients without a correcponding increase in our content acquisition costs.

General and Administrative. General and administrative expenses increased to $2,136,584 for the year ended June 30, 2004 from $1,201,904 for the year ended June 30, 2003. The primary reason for the increase is the use of stock based compensation to pay for premium consulting and other services provided to the Company, as well as an increase in advertising and payroll expenses. Advertising expense increased from $570 in 2003 to $82,769 in 2004, for a net increase of $82,199. Of this increase, $64,875 was due to non-cash barter transactions with several clients. No such barter transactions took place in 2003. We anticipate our general and administrative expenses to decrease over the next year as we curtail future stock-based compensation to third parties. In order to best utilize our available cash, we have used stock-based compensation to obtain the services needed to achieve our business growth objectives. We have used consultants to assist us with investment relations and strategic marketing directives. In 2004, we recognized $749,000 in expense on stock options/warrants granted to consultants, which is an increase of approximately $400,000 from 2003. In 2004, we issued common stock valued at $329,000 as compensation in lieu of cash payment, which is an increase of approximately $130,000 from 2003.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $330,000 for the year ended June 30, 2004 from approximately $13,000 for the year ended June 30, 2003. The primary reason for this increase is the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 which we have valued at $1,039,146. The contracts we purchased are being amortized over a three-year period. Property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (expense). Net other income (expense) was approximately $173,000 for the year ended June 30, 2004 as compared to net other income (expense) of $223,000 for the year ended June 30, 2003. The net other income (expense) for the year 2004 is the result of the of recording an additional reserve of $146,000 to account for the Swartz matter as discussed at Part I, Item 3, above, and an increase in interest expense of approximately $26,000 from the prior year. In 2003 we had increased the reserve by $50,000, and the estimated reserve by June 30, 2003 was $100,000. We had an increase in interest expense of approximately $26,000 from the prior year. In the year ended June 30, 2003, we had a loss on an investment of approximately $107,000 which was from our investment in Ridgewood Capital Venture Partners Fund 1 by such amount.

Liquidity and Capital Resources.

To date, we have financed our operations primarily through the revenues earned by FinancialContent Services and equity and debt financing. As of June 30, 2004, we had approximately $11,700 of cash, cash equivalents and short-term investments, and working capital deficit of $242,794. The working capital deficit decreased by $1,153,108 from the previous fiscal year as a result of the Company paying down its liabilities and the writing down of $133,000 of liabilities related to discontinued operations. Net cash used in operating activities was ($794,233) for the year ended June 30, 2004 compared to ($89,640) for the year ended June 30, 2003. Net loss from operating activities for the year ended June 30, 2004 was $1,673,726 compared to $1,156,862 for the same period ended 2003. The increased loss in net cash used in operating activities of operating losses of $704,593 is primarily the result of an increase in changes in operating assets and liabilities including accrued liabilities, accrued interest, payroll taxes and accounts payable. We had an increase in accounts receivable balance due to an increase in our business volume. We used the cash proceeds from the sale of our preferred stock to pay our liabilities. We reduced accounts payable by $81,639; payroll tax liabilities by $218,102; and accrued interest by $86,000.

For the year ended June 30, 2004, our investing activities consisted of the following: $175,000 in cash to CNET Network, Inc., for purchasing certain contracts, and $62,469 for purchase of new equipment. For the year ended June 30, 2003, we had minimal capital expenditures. The acquisition of the CNET contracts were considered to be a key for our future growth. The acquisition of these contracts has increased our overall revenue significantly.

For the year ended June 30, 2004, we generated net cash provided by financing activities of $1,034,475. For the year ended June 30, 2003, we generated net cash provided by financing activities of $97,189. We generated cash for the period ended 2004 primarily through the sale of our convertible preferred Series B and C stock.

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

In view of these matters, we believe the business of FinancialContent Services provides a realistic opportunity for the company to achieve profitability. The Company's continuing investment of time and money on the business of FinancialContent Services will improve the Company's cash flow, and ability to raise additional capital so that it can meet its strategic objectives.

We have previously relied on equity and debt financing to fund operations from related parties. Consistent with our belief that by increasing our cash flow we can improve our ability to raise additional capital, for the year ended June 30, 2004, we raised $1,312,250 through the sale of our Series B and Series C convertible preferred stock as well as raising $80,000 from individuals exercising warrants issued by the Company.

Contingencies

From time to time, we are subject to proceedings, lawsuits and other claims related to labor and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. We use professional judgment, legal advice, and estimates in the assessment of outcomes of contingencies. The amounts of reserve required, if any, may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. We do not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.

Cautionary statement regarding factors that may affect our business, financial condition and future results

Our disclosure and analysis in this report contain "forward-looking statements". Forward-looking statements are any statements about our future that are not statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, you can identify these statements by the use of words such as "may", "will", "expects", "should", "believes", "predicts", "plans", "anticipates", "estimates", "potential", "continue" or the negative of these terms, or any other words of similar meaning.

These statements are only predictions. Any or all of our forward-looking statements in this report and in any of our other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, some of which are outlined below under "Risk Factors". Many risk factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual events or results may differ materially from the outcomes we predict.

These  forward-looking  statements  are made only as of the date of this report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-QSB and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Risk Factors

Our business is subject to a number of risks that may affect our financial condition or our results of operations. These risks are described below.

We have a limited operating history

We have a limited operating history upon which an evaluation of our current business and prospects can be based. You should consider any purchase of our shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of their corporate development, such as lack of capital, difficulty attracting high quality personnel, lack of market exposure, and uncertainty about the viability of our business plan.

We are not currently profitable

We have a history of losses and expect to continue to incur net losses at least through the year 2004. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Most of our revenue is derived from short-term subscriptions agreements

Our revenues are derived in large part from the sale of our subscription service to purveyors and operators of web sites, corporate intranets and print media. Most of our subscription agreements are subject to termination by the subscriber at any time on thirty-day prior written notice.

We may not be able to accurately predict and respond to market developments

The market for financial information services experiences continual change. This makes it difficult to predict demand and market acceptance for our products. We cannot guarantee that the market for our products will grow, that our products will become widely accepted, or our clients will accept our new products, and if not, our future financial results will be adversely affected. A significant increase in the number of customers and development of new product offerings could also require the expenditure of significant amounts of money, time, and other resources. This could strain our personnel and financial resources.

Dependence upon information partners

We depend on information providers to supply information and data feeds to us in a timely manner. Our service could experience interruptions due to any failure or delay in the transmission or receipt of this information. Furthermore, we rely on our information providers to supply information that is up to date and accurate. Outdated or unreliable information could have an adverse effect on our business, operating results, or financial condition. Many of our information providers compete with one another and, in some cases, could compete with us, for clients. Business decisions made by our information providers could have an adverse effect on our business, operating results or financial condition.

Protection of intellectual property

Our success depends, in part, on our ability to protect the intellectual property that we develop with patents, trademarks, trade secrets, copyrights and other intellectual property rights that are available and applicable. We cannot guarantee, however, that any steps we take will be able to protect against infringement and misappropriation of our intellectual property by third parties. Furthermore, because legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving, we cannot predict the future viability or value of our proprietary rights within the industry.

In addition to the difficulty in obtaining intellectual property protection for our intellectual property, we cannot be assured that unauthorized third parties will not try to copy our intellectual property or our business processes or use our confidential information to develop competing products. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. Competitors may also independently develop similar or superior products, software, or business models or processes. If any of the foregoing occurs, our business, results of operation and financial condition would be materially and adversely affected.

Lastly, we cannot guarantee that our business activities and products will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. Any infringement claim and resulting litigation could subject us to significant liability for damages and could result in invalidation of our proprietary rights. Even if we eventually won any resulting litigation, it could be time-consuming and expensive to defend, and could result in the diversion of our time and attention.

We may experience significant variability in our operating results

Our quarterly revenues, gross profits, and results of operations may fluctuate significantly in the future.

Causes of such fluctuations may include, among other factors:

      o   changes in demand for our services;
      o   the dollar value and timing of both new and renewal subscriptions;
      o   competition;
      o increases in selling and marketing expenses, as well as other operating expenses;
      o technical difficulties or system downtime affecting our services on the Internet;
      o economic conditions specific to the Internet, as well as general economic conditions; and
      o   consolidation of our customers.

In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses must be incurred in advance of revenue generation. If our projected revenue does not meet our expectations, then we are likely to experience an even larger shortfall in its operating profit (loss) relative to expectations.

Competition

The financial information services industry is intensely competitive. Based on reported operating results, industry reports and other publicly available information, we believe that many of our existing competitors, as well as a number of prospective competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in user requirements, or to devote greater resources to the development, promotion, and sale of their products than we are capable of doing. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees, customers, and information providers. Our competitors also may develop products that are equal or superior to our products or that achieve greater market acceptance than our products.

Dependence on key personnel

Our performance is substantially dependent upon the continued efforts and abilities of our executives and other key personnel. The loss of any of these individuals' services may have a materially adverse effect on us. We do not currently have any insurance policies on any of our key personnel. If any of our key employees leave, the loss of their technological knowledge and industry expertise would seriously impede the development of new products and services and our ability to manage our business.

Competition for qualified personnel

Our future performance also depends on our ability to attract and retain highly qualified technical, sales, and managerial personnel. Qualified personnel are in great demand throughout the financial information services and software industries thereby creating intense competition for such employees. In addition, competition for qualified personnel may lead to increased operational costs. If we do not succeed in retaining our personnel or in attracting new employees, the business, results of operations and financial condition could be materially adversely affected.

The Company may be unable to manage growth

The Company expects to experience rapid growth in its operations. Rapid growth could place a significant strain on the Company's managerial, operational, and financial resources. To manage expected growth, the Company must implement managerial controls and procedures and operational and financial systems. In addition, the Company's success will depend on its ability to expand, train, and manage its work force. The Company expects that the number of its employees will continue to grow for the foreseeable future. The Company will need to integrate these employees into its workforce successfully. The Company may not have made adequate allowances for the costs and risks associated with this expansion, and its systems, procedures or controls may not be adequate to support operations, and its management may not be able to successfully offer and expand its services. If the Company is unable to manage its growth effectively, the business, results of operations and financial condition could be materially adversely affected.

Government regulation and legal uncertainties

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

      o   privacy;
      o   copyrights, trademarks and domain names;
      o   obscene or indecent communications;
      o   pricing,   characteristics   and  quality  of  Internet  products  and
          services; and
      o   taxation of Internet usage and transactions.

Increased government regulation, or the application of existing laws to online activities, could:

      o   decrease the growth of the Internet;
      o   reduce our revenues;
      o   increase our operating expenses; and
      o   expose us to significant liabilities.

Any of these occurrences could have a material adverse effect on our profits and liquidity.

We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business.

Potential legal liabilities for distributing information

We may be subjected to claims based on negligence or other theories relating to the information we distribute. Similarly, we may be subjected to claims for defamation or copyright or trademark infringement relating to the information we provide in our products. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past.

The Company could also be subjected to claims based upon the content that is accessible from our products through links to other Websites. These types of claims could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. In addition, if our products provide faulty or inaccurate information, or fail to provide all the information a user expects, we could be subject to legal liability. Our contractual provisions with users and information providers may not protect us against these types of claims. Additionally, our insurance may not cover potential claims of defamation, negligence and similar claims, and the insurance may or may not apply to a particular claim or be adequate to reimburse us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

Interruption of our service

Our servers are located at a dedicated hosting facility. Any damage to the hosting facility or the equipment housed therein, such as damage by fire or power loss, or loss of telecommunications, could disrupt the delivery of our products. In addition, our clients and their users depend on Internet service providers, online service providers, and other communications services operators for access to our products. Each of them has experienced significant outages in the past, and could experience outages, delays, and other difficulties due to system failures unrelated to our online architecture. These types of occurrences could cause users to perceive our products as not functioning properly and therefore cause them to use other providers to obtain their business and financial information.

Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments and efforts to protect against or remedy security breaches. If we do not adequately and timely address these concerns as they arise, our business, operating results and financial condition could be materially and adversely affected.

The Company is seeking to further increase its client base. This will lead to increased usage and increased demands on the Company's online architecture. Any downtime or slow response times as a result of inadequate infrastructure may damage the Company's reputation and make it more difficult to maintain existing clients and attract new clients.

Risk of software failures

Complex software like the software we develop may contain errors or defects, especially when first implemented, that may be very costly to correct. Defects or errors also could result in downtime and our business could suffer significantly from potential adverse customer reaction, negative publicity and harm to our reputation.

The price of our common stock is subject to wide fluctuation

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

      o   quarterly variations in operating results;
      o   announcements of innovations requiring significant expenditures;
      o new products, strategic developments or business combinations by us or our competitors;
      o   changes in our financial estimates or that of securities analysts;
      o the operating and securities price performance of other companies that investors may deem comparable to us;
      o   news reports, including those relating to trends in the Internet; and
      o   other events or factors.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock. These fluctuations may make it more difficult to use stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees.

Any shortfall in revenue or earnings compared to our investors' expectations could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

We have a substantial number of shares of common stock

We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions, services, upon the exercise of stock options or warrants or the conversion of preferred stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Ownership of our common stock is concentrated in a small group

As of June 30, 2004, 67.42 percent of our outstanding common stock is held by eight stockholders. Wilfred Shaw, our chairman of the board or directors, holds
35.23 percent of our outstanding common stock. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of the Company and their affiliates, on the other, create potential for conflicting interests.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company's current officers and directors consist of the following persons:

NAME                    AGE          OFFICE                              SINCE
-------------------     ------       ---------------------------         -----
Wilfred Shaw            34           Chairman and CSO                    1996
Owen M. Naccarato       55           Director                            1999
Wing Yu                 35           Director and CEO                    2000
Dave Neville            41           President and General Counsel       2000
Gregg Fidan             28           Director and V.P. Bus. Dev.         2001

Wilfred Shaw is our Chief Strategy Officer and Chairman of our Board of Directors. Previously, he served as the company's Chief Executive Officer for approximately 5 years. As the Chief Executive Officer, he was responsible for the incubating and investing in numerous specialty technology startups such as FinancialContent Services, Inc. Earlier in his career, Mr. Shaw was the Vice President of Business Development at Intertech Group, a conglomerate of small companies based in Asia. He also worked as Vice President of Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay Area. Mr. Shaw has served on the Boards of Advisors of several private investment and technology companies and is the lead consultant to numerous technology startups. He has a Bachelor of Arts in Economics and Political Science with a minor in Psychology from Saint Mary's College. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Strategy Officer in exchange for $5,000.00 per month.

Wing Yu is our Chief Executive Officer and one of our four directors. Prior to this position, Mr. Yu was the Chief Operating Officer of Cosmoz Infrastructure Solutions, Inc. He has also held a variety of other senior positions within Cosmoz, including the Vice President of Web Development, before taking charge of Cosmoz. Prior to joining the financial data and technology industry, Mr. Yu spent his early professional career within the educational field working as an educator, a freelance Apple Macintosh developer for 6 year and developed various websites as a freelance web developer. He also worked for Ticketmaster CitySearch.com, Inc. coordinating online advertising. Mr. Yu holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology. Mr. Yu's annual salary is currently $110,000.00.

Owen Naccarato is one of our directors. Mr. Naccarato has held various operating positions, including Chief Financial Officer for Bikers Dream, Inc. A NASDAQ traded motorcycle assembler and parts distributor, and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant. We have granted Mr. Naccarato a warrant to purchase up to 380,000 shares at $0.75 per share.

Gregg Fidan is our Vice President of Product Development and one of our directors. He was previously the founder of BuckInvestor, Inc, a leading investment information portal for long-term investors, which company was acquired in 1999. Prior to this, Mr. Fidan was co-founder of Adtech Promotions, a regional marketing and development firm specializing in online usability and search engine optimization. He has been recognized in such leading publications as Money Magazine, Bloomberg, CNBC, Online Investor Magazine, and several national newspapers. Mr. Fidan holds a degree in Business Administration with a concentration in Finance from North Carolina State University. Mr. Fidan's annual salary is currently $43,750.00, plus commissions.

Dave Neville is our President and General Counsel. Mr. Neville is responsible for the Company's corporate operations and financing activities. Prior to joining FinancialContent, Mr. Neville practiced law in San Francisco. His experience spans the areas of corporate governance, tax laws, human resources and investor relations. He has worked extensively with private and publicly-traded companies in the financial services industry. Mr. Neville's annual salary is currently $63,600.00.

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

To the Company's knowledge, the following officers, directors and 10% beneficial owners failed to file on a timely basis the forms required under Section 16(a); Dave Neville, 3 reports; Gregg Fidan, 4 reports, Wing Yu, 3 reports, Wilfred Shaw, 4 reports, and Mark Dierolf, 3 reports. These reports relate to the granting of stock under the Company's 2002 Employee and Officer Retention and Recognition Plan, and the Company's 2004 Stock Option Plan. Asia Pacific Ventures, 2 has failed to file timely reports related to converting notes to equity. Owen Naccarato, 4 reports related to the granting of warrants. CNET, 2 reports related to its acquisition of the Company's Series A convertible preferred stock.

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


                           Summary Compensation Table

Summary Compensation Table
Executive  Compensation:

---------------------------------------------------------------------------------------------------------------------
Annual Compensation                                                       Long-term Compensation
                                                                          Awards                     Payouts
------------------------------------------- ----------------------------- -------------------------- ----------------
                                                                                                                 All
Name and principal    Year     Salary       Bonus      Other annual       Restricted      SARs       LTIP       other
position                                               compensation       stock awards               payouts    comp.
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------  -----
Wing Yu, CEO          2004     $87,000      $500       $1,040,000(1)      0(2)            0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------  -----
Wing Yu, CEO          2003     $72,000      0          0                  $103,506(3)     0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wing Yu, COO/CEO      2002     $72,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Gurkan Fidan, VP      2004     $52,300      $500       $480,000(1)        0(2)            0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Gurkan Fidan, VP      2003     $47,700      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Gurkan Fidan, VP      2002     $8,000       0          0                  $62,461(3)      0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wilfred Shaw, CSO     2004     0            0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wilfred Shaw, CSO     2003     $165,000(4)  0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wilfred Shaw, CEO/CSO 2002     $3,600       0          0                  $232,212(3)     0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Dave Neville, Pres/GC 2004     $68,400      $500       $480,000(1)        0(2)            0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Dave Neville, GC      2003     $63,600      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Dave Neville, GC      2002     $72,000      0          0                  $38,902(3)      0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----

(1)(2) Shares issued pursuant to 2004 Stock Option Plan ("Plan"). Values based on value of Company's common stock on June 30, 2004 of $1.60, without reduction for $1.30 exercise price. Shares issued under Plan are categorized under one of four vesting schedules; in equal amounts quarterly over the next 12 quarters; upon reaching certain corporate milestones; upon the discretion of the board of directors; and upon listing on a senior exchange. Upon vesting, shares shall be listed under LTIP payouts column pursuant to paragraph (b)(2)(iv)(A) of Item
402. Upon approval of 2004 Stock Option Plan by the Company's shareholders, said shares shall be registered shares under Form S-8.
(3) Based on stock valuation of $0.25 on date of grant under Employee and Officer Retention and Recognition Plan. (4) Paid in stock for services provided from January 1, 2001 though March 31, 2003.

Employment Agreements
-----------------------

Wilfred Shaw: Under the original terms of the Management and Consulting Agreement effective May 17, 2000 executed by and between the Company and Sharpmanagement.com, LLC ("SharpManagement"), the Company paid SharpManagement $15,000 per month to secure the services of Mr. Shaw as the Company's Chief Executive Officer. Effective April 1, 2001, payments were reduced to $5,000 per month and Mr. Shaw became the Company's Chief Strategy Officer. Mr. Shaw is the managing and sole member of SharpManagement. The Company issued 1,036,584 shares of its common stock as payment under the Consulting and Management Agreement valued at $165,000 for services provided from January 1, 2001 through March 31, 2003. SharpManagement has not received any compensation under the Management and Consulting Agreement for services provided after March 31, 2003.

Wing Yu: Mr. Yu was promoted to Chief Operating Officer on May 11, 2000. Upon joining the Company, he earned an annual salary of $120,000.00 and received a signing bonus of $6,800.00. However, during the fiscal year ended June 30, 2001, Mr. Yu accepted a salary reduction to $72,000 per year, and concurrently accepted a promotion to Chief Executive Officer. On January 1, 2004, Mr. Yu's annual salary was raised to $110,000.

Gregg Fidan: Mr. Fidan joined the Company during the fiscal year ended June 30, 1999 upon our acquisition of Monsterquote.com. He initially earned a salary of $100,000 per year. During the fiscal year ended June 30, 2000, he became the president of FinancialContent Services and paid $1,000 per month. In the fiscal year ended June 30, 2001, and after selling his interest in FinancialContent Services to the Company, he began receiving a salary of $43,750.00 annually, plus commissions.

Dave Neville: Mr. Neville was promoted to general counsel of the Company in December 2000. In February 2003, he also became the President of the Company. Mr. Neville's current annual salary is $63,600.

Compensation of Directors:

Except as set forth below, directors receive no remuneration for their services as directors at this time. In March 2002, we issued a warrant to Owen Naccarato to purchase 200,000 shares of common stock at an exercise price of $0.25 per share. This warrant expired by its own terms in May 2004. In June 2004, the Company issued a new two year warrant to Mr. Naccarato to purchase 380,000 shares of our common stock at $0.75 per share. The Company has adopted no retirement, pension, profit sharing or other similar programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2004 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission or as reflected on the books and records of the Company's stock transfer agent; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Title of Class    Name and Address           Shares Beneficially  Percent (2)(3)
of Class (1)                                 Owned (1)
--------------------------------------------------------------------------------
Class A Common    Wing Yu                             426,942             3.57%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Wilfred Shaw(4)                   2,229,765            18.62%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Asian Pacific Ventures            1,066,667             8.91%
                  Suite 13, 16th Floor
                  Kinwick Center,
                  32 Hollywood Road
                  Central Hong Kong, H.K.
--------------------------------------------------------------------------------
Class A Common    Times Square Int'l Limited          518,292             4.33%
                  145 Traders Blvd, E., #40
                  Mississauga, Ontario
                  Canada L4Z 3L3
--------------------------------------------------------------------------------
Class A Common    Tupelo Investments Limited        518,292               4.33%
                  P.O. Box 107 Oceanic House
                  Grand Turk
                  Turk & Caicos Islands
-------------------------------------------------------------------------------
Class A Common    Gregg Fidan                          838,557            7.00%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Dave Neville                     155,609                1.30%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common(5) Owen Naccarato                       380,000            3.17%
                  77 Eagle Creek
                  Irvine, CA 92618
--------------------------------------------------------------------------------
Class A Common    Mark Dierolf                         553,675            4.62%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common (6)CNET Networks, Inc.                2,239,910           19.46%
                  235 Second Street
                  San Francisco, CA 94105
--------------------------------------------------------------------------------
Class A Common    Officers and Directors             4,584,558(4)        38.28%
                  as a Group ( persons)
--------------------------------------------------------------------------------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this annual report upon the exercise of options or warrants, or the conversion of on the Company's series of convertible preferred stock. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or convertible preferred stock that are held by such person and which are exercisable within 60 days of the date of this annual report have been exercised. Unless otherwise indicated, we believe that all persons named in the table have or will have voting and investment power with respect to all shares of common stock beneficially owned by them.
(2) These percentages are based upon 11,975,822 calculated as follows: 9,355,912 shares of our common stock outstanding as of June 30, 2004, plus 380,000 shares issuable upon the exercise of the warrant issued to Owen Naccarato as described in footnote 4, below, and plus 2,239,910 shares issuable upon the conversion of the convertible preferred shares held by CNET Networks, Inc. as described in footnote 5, below. (3) Does not include the 4,000,000 shares of the Company's Series D preferred stock issued to Wilfred Shaw and Wing Yu. Each holder of Series D Preferred Stock shall be entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted.
(4) Does not include shares beneficially owned by Asia Pacific Venture, a related party to Wilfred Shaw. (5) Represents a warrant to purchase shares of our common stock at $0.75 per share. (6) Represents 2,239,910 shares of our Series a convertible preferred stock held by CNET Networks, Inc. which shares are convertible upon the election of the holder on a one to one basis.

Item  12. Certain Relationships and Related Transactions.

A.    Asia Pacific Ventures

Asia Pacific Ventures ("APV") is a company whose headquarters are in Hong Kong, and its authorized representative is Wilfred Shaw, the current Chairman of the Board of Directors of the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company on a non-diluted basis. Over the course of the fiscal years ended June 30, 2002 and 2003, APV loaned the Company $317,567, inclusive of accrued interest through June 30, 2003, which accrued at 12% per annum. In the course of the fiscal year ended June 30, 2004, this note was repaid in full.

Additionally, the Company executed a Standby Loan Commitment Agreement on July 17, 2003, whereby in exchange for a fee of 5% of the commitment amount, APV agreed to provide the Company with a line of credit of $1,000,000 for up to one year. On July 17, 2003, the Company borrowed $200,000 and on September 2, 2003 borrowed an additional $22,000, pursuant to the terms of the Standby Loan Commitment Agreement. In the course of the fiscal year ended June 30, 2004, both of these loans were repaid in full.

B. SharpManagement, LLC.

The Company has a consulting contract with SharpManagement, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Wilfred Shaw is the sole managing member of SharpManagement. In consideration for the satisfaction of $165,000 owed to SharpManagement for services provided by Wilfred Shaw from January 1, 2001 through March 31, 2003, the Company agreed to issue SharpManagement 1,036,584 shares of the Company's common stock valued at $0.159 per share. The Company was instructed by SharpManagement to issue the shares to Tupelo Investments Limited and Times Square International Limited in equal amounts.

Item  13.  Exhibits and Reports on Form 8-K

Exhibits

      (2) (2) 2.1. Agreement and Plan of Reorganization between Cosmoz.com, Inc. and Ivory Acquisition Corporation dated January 5, 2000. Certificate of Ownership and Merger Merging Ivory Acquisition Corporation into Cosmoz.com, Inc. (Previously filed as an exhibit to The Company's Form 8-K/A, file no.: 000-28377, on March 10, 2000, and incorporated herein by reference.)

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

              3.3. Certificate of Amendment of Certificate of Incorporation of Cosmoz.com, Inc. (Previously filed, as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 28, 2001, and incorporated herein by reference.)

              3.4. Certificate of Amendment of Certificate of Incorporation of Cosmoz Infrastructure Solutions, Inc. (Previously filed as an exhibit to the Company's Form 10-QSB, file no.: 000- 28377, on December 19, 2001, and incorporated herein by reference.)

      (4) 4.1 Certificate of Designation, Series A Preferred Stock. (Previously filed as an exhibit to the Company's Form 10-KSB, file no.: 000- 28377, on October 14, 2003, and incorporated herein by reference.)

              4.2 Certificate of Designation, Series B Preferred Stock. (Previously filed as an exhibit to the Company's Form 10-KSB, file no.: 000-28377, on October 14, 2003, and incorporated herein by reference.) .

              4.3 Certificate of Designation, Series C Preferred Stock. (Previously filed as an exhibit to the Company's Form 10-QSB, files no. 000-28377, on November 14, 2003, and incorporated herein by reference).

              4.4 Certificate of Designation, Series D Preferred Stock. (Previously filed as an exhibit to the Company's Form 10-QSB, files no. 000-28377, on February 17, 2004, and incorporated herein by reference.)

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

              10.7 Warrant Side Agreement Issued in connection with Investment Agreement Between the Company and Swartz. (Previously filed as an exhibit to the Company's Form S-1, files no. 333-44406, on August 24, 2000, and incorporated herein by reference.)

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

              10.36 Promissory Note dated September 2, 2003 between the Company and Asia Pacific Ventures. (Previously filed as an exhibit to the Company's Form 10-KSB, file no. 000-28377, on October 14, 2003, and incorporated herein by reference.)

              10.37 Offer of Employment dated January 1, 2004 from the Company to Wing Yu, attached hereto.

              10.38 2004 FinancialContent, Inc. Employee Stock Option Plan dated April 1, 2004, attached hereto.

              10.39 Form of Warrant Issued to Owen Naccarato dated June 30, 2004, attached hereto.

 (14)         14.1  Code of Ethics, attached, hereto.

 (21) 21.1. List of subsidiaries of registrant. (Previously filed as an exhibit to the Company's Form 10-K, files no. 000-28377, on September 28, 2000, and incorporated herein by reference.)

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

              31.2 Certification by Thomas McAleer, Controller, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

(32) 32 Certification as required under Section 906 of Sarbannes-Oxley Act of 2002, attached hereto.

(b) Reports on Form 8-K: None

Item 14.  Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for each of the last two fiscal years for services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our form 10QSB's for the fiscal years ended June 30, 2004 and 2003 are $43,143 and $47,647, respectively.

Audit Related Fees: None

Tax Fees:  None

All Other Fees: None


                                   SIGNATURES
                           --------------------------

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

                      Dated: September 29, 2004

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wing Yu                                        September 29, 2004
------------------------------------
    Wing Yu,
    Chief Executive Officer


/s/ Wilfred Shaw                                   September 29, 2004
------------------------------------
    Wilfred Shaw,
    Chief Strategy Officer



/s/ Gregg Fidan                                    September 29, 2004
------------------------------------
    Gregg Fidan,
    Vice President Bus. Dev.

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 AND 2003

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                             JUNE 30, 2004 AND 2003





                                 C O N T E N T S



         Independent Auditors' Report................................................F-1

         Consolidated Balance Sheets.............................................F-2 - F-3

         Consolidated Statements of Operations and Comprehensive Income..........F-4 - F-5

         Consolidated Statements of Changes in Shareholders' Equity..............F-6 - F-9

         Consolidated Statements of Cash Flows...................................F-10 - F-11

         Notes to Consolidated Financial Statements..............................F-12 - F-33

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
FinancialContent, Inc.


We have audited the accompanying consolidated balance sheets of FinancialContent, Inc., a Delaware Corporation, as of June 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FinancialContent, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2004 and 2003, with losses incurred subsequently, and generated negative cash flows from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 9. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/ Pohl, McNabola, Berg & Company, LLP
-----------------------------------------
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
September 28, 2004

                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2004 AND 2003



                                   ASSETS
                                   ------                                  June 30,      June 30,
                                                                            2004           2003
                                                                         ----------    ----------
Current Assets:
     Cash and cash equivalents                                               11,100         8,327
     Short-term investments in marketable securities                            600           320
     Accounts receivable - trade (net of reserve for doubtful accounts
        of $13,972 and $0, respectively)                                     83,252         2,591
     Prepaid expenses                                                         7,381           551
     Deposits                                                                 8,545         6,945
                                                                         ----------    ----------

        Total Current Assets                                                110,878        18,734
                                                                         ----------    ----------

Property and Equipment :
     Office furniture                                                        12,112        12,112
     Equipment                                                              149,409        87,938
     Software                                                                   998          --
                                                                         ----------    ----------

        Property and Equipment, cost                                        162,519       100,050

     Accumulated depreciation                                              (102,743)      (75,786)
                                                                         ----------    ----------

        Property and Equipment, net                                          59,776        24,264
                                                                         ----------    ----------

Other Assets:
     Long-term investments                                                    4,952        14,922
     Purchased contracts - CNET (net of amortization
        of $303,846 and $0, respectively)                                   735,300          --
     Intangible assets, net                                                    --           3,000
                                                                         ----------    ----------

        Total Other Assets                                                  740,252        17,922
                                                                         ----------    ----------

           Total Assets                                                     910,906        60,920
                                                                         ==========    ==========

    The accompanying notes are an integral part of these financial statements


                                   (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF JUNE 30, 2004 AND 2003



                     LIABILITIES AND STOCKHOLDERS' EQUITY                         June 30,
                   ------------------------------------                ----------------------------
                                                                           2004            2003
Current Liabilities:                                                   ------------    ------------

     Accounts payable                                                  $    101,017    $    182,655
     Management fees due to related party                                    36,184          15,000
     Payroll and taxes payable                                                   13         218,115
     Income taxes payable                                                     1,600           4,800
     Accrued interest                                                          --            86,440
     Other accrued expenses                                                  45,660         134,591
     Deferred revenue                                                        29,606          16,185
     Note payable - related parties                                           8,234         342,358
     Reserve for termination of investment agreement                           --           100,000
     Reserve for litigation                                                    --              --
     Liabilities of discontinued operations                                 117,509         314,492
     Dividend Payable                                                        13,849            --
                                                                       ------------    ------------

        Total Current Liabilities                                           353,672       1,414,636
                                                                       ------------    ------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910 shares
           issued and outstanding                                             2,240            --
        Preferred stock Series B, $0.001 par value; 1,033,334 shares
           issued and outstanding                                             1,033            --
        Preferred stock Series C, $0.001 par value; 1,301,334 shares
           issued and outstanding                                             1,301            --
        Preferred stock Series D, $0.001 par value; 4,000,000 shares
           issued and outstanding                                             4,000            --
     Common stock, $0.001 par value; 900,000,000 shares authorized;
        9,455,192 and 8,659,643 issued and outstanding, respectively          9,455           8,660
     Additional paid-in-capital                                          19,355,020      15,779,993
     Accumulated other comprehensive loss                                   (67,999)        (68,279)
     Accumulated deficit                                                (18,747,816)    (17,074,090)
                                                                       ------------    ------------

        Total Stockholders' Equity                                          557,234      (1,353,716)
                                                                       ------------    ------------


           Total Liabilities and Stockholders' Equity                  $    910,906    $     60,920
                                                                       ============    ============

    The accompanying notes are an integral part of these financial statements

                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                             2004         2003
                                                                        -----------    -----------
Revenues:
      Net revenues                                                      $   985,335    $   422,360
      Costs of revenues                                                    (135,018)      (137,260)
                                                                        -----------    -----------
                                                                            850,317        285,100
                                                                        -----------    -----------

Operating Expenses:
      Business development                                                    7,673          1,364
      General and administrative                                          2,106,584      1,201,904
      Amortization and depreciation                                         330,803         13,137
                                                                        -----------    -----------
         Total Operating Expenses                                         2,445,060      1,216,405
                                                                        -----------    -----------

         Loss from Operations                                            (1,594,743)      (931,305)
                                                                        -----------    -----------

Other Income (Expense):
      Interest income                                                          --              153
      Loss on investment                                                     (9,465)      (107,444)
      Investment management expenses                                           --          (20,718)
      Loss on termination of investment agreement                          (146,000)       (50,000)
      Other income                                                           54,165          1,124
      Interest expense                                                      (72,061)       (46,272)
                                                                        -----------    -----------

         Total Other Income(Expense)                                       (173,361)      (223,157)
                                                                        -----------    -----------

      Net loss before taxes                                              (1,768,104)    (1,154,462)

         Provision for income tax                                            (1,600)        (2,400)
                                                                        -----------    -----------

      Net loss from continuing operations                                (1,769,704)    (1,156,862)
                                                                        -----------    -----------

    The accompanying notes are an integral part of these financial statements

                                   (continued)

                             FINANCIALCONTENT, INC.
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                              2004           2003
                                                                          -----------    -----------
      Net loss from continuing operations                                  (1,794,704)    (1,156,862)
                                                                          -----------    -----------

          Gain on extinguishment of net liabilities of discontinued
             operations, net of taxes of $0                                   133,478           --
                                                                          -----------    -----------

      Net loss                                                             (1,636,226)    (1,156,862)
                                                                          -----------    -----------

          Preferred stock dividend                                            (37,500)          --
                                                                          -----------    -----------

             Net loss attributable to common stockholders                 $(1,673,726)   $(1,156,862)
                                                                          ===========    ===========



Net loss per share from continuing operations (basic and diluted)               (0.21)   $     (0.16)
Net earnings per share from discontinued operations (basic and diluted)   $      0.02    $      --
                                                                          -----------    -----------
Total loss per share (basic and diluted)                                  $     (0.19)   $     (0.16)
                                                                          ===========    ===========

Shares used in per share calculation (basic and diluted)                    8,895,084      7,185,840
                                                                          ===========    ===========

    The accompanying notes are an integral part of these financial statements

                             FINANCIALCONTENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                         Preferred Stock          Preferred Stock
                                                            Series A                  Series B
                                                     -----------------------   -----------------------

                                                        Shares      Amount       Shares       Amount
                                                     ----------   ----------   ----------   ----------

Balance, June 30, 2002                                     --     $     --           --     $     --
                                                     ==========   ==========   ==========   ==========

         Comprehensive income (loss):
         Net loss from operations during the
        period                                             --           --           --           --
         Net unrealized gain (loss) on securities,
        net                                                --           --           --           --
         Compensation expense on stock grants              --           --           --           --
         Proceeds from sale of common stock                --           --           --           --
         Conversion of debt into common stock              --           --           --           --
         Issuance of common stock for services             --           --           --           --
                                                     ----------   ----------   ----------   ----------

Balance, June 30, 2003                                     --     $     --           --     $     --
                                                     ==========   ==========   ==========   ==========

         Comprehensive income (loss):
         Net loss from operations during the
        period                                             --           --           --           --
         Net unrealized gain (loss) on securities,
        net                                                --           --           --           --
         Compensation expense on stock grants              --           --           --           --
         Compensation expense on warrants issued           --           --           --           --
         Acquisition of CNET contracts                2,239,910        2,240         --           --
         Proceeds from sale of stock                       --           --      1,033,334        1,033
         Termination of investment agreement               --           --           --           --
         Conversion of Preferred Stock into Common
        Stock                                              --           --           --           --
         Dividends                                         --           --           --           --
         Exercise of warrants                              --           --           --           --
         Issuance of common stock for services             --           --           --           --
                                                     ----------   ----------   ----------   ----------

Balance, June 30, 2004                                2,239,910   $    2,240    1,033,334   $    1,033
                                                     ==========   ==========   ==========   ==========

    The accompanying notes are an integral part of these financial statements


                                   (continued)

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                            Preferred Stock              Preferred Stock
                                                               Series C                     Series D
                                                     ---------------------------   -------------------------
                                                        Shares         Amount         Shares        Amount
                                                     -----------    -----------    -----------   -----------


Balance, June 30, 2002                                      --      $      --             --     $      --
                                                     ===========    ===========    ===========   ===========

         Comprehensive income (loss):
         Net loss from operations during the period         --             --             --            --
         Net unrealized gain (loss) on securities,
         net                                                --             --             --            --
         Compensation expense on stock grants               --             --             --            --
         Proceeds from sale of common stock                 --             --             --            --
         Conversion of debt into common stock               --             --             --            --
         Issuance of common stock for services              --             --             --            --
                                                     -----------    -----------    -----------   -----------


Balance, June 30, 2003                                      --      $      --             --     $      --
                                                     ===========    ===========    ===========   ===========

         Comprehensive income (loss):
         Net loss from operations during the
        period                                              --             --             --            --
         Net unrealized gain (loss) on securities,
        net                                                 --             --             --            --
         Compensation expense on stock grants               --             --        4,000,000         4,000
         Compensation expense on warrants issued            --             --             --            --
         Acquisition of CNET contracts                      --             --             --            --
         Proceeds from sale of stock                   1,336,334          1,336           --            --
         Termination of investment agreement                --             --             --            --
         Conversion of Preferred Stock into Common
        Stock                                            (35,000)           (35)          --            --
         Dividends                                          --             --             --            --
         Exercise of warrants                               --             --             --            --
         Issuance of common stock for services              --             --             --            --
                                                     -----------    -----------    -----------   -----------


Balance, June 30, 2004                                 1,301,334    $     1,301      4,000,000   $     4,000
                                                     ===========    ===========    ===========   ===========


    The accompanying notes are an integral part of these financial statements


                                   (continued)

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                           Common Stock                          Additional
                                                    -------------------------      Deferred        Paid-in
                                                       Shares        Amount      Compensation     Capital
                                                    -----------   -----------   --------------   -----------
Balance, June 30, 2002                                6,753,059   $     6,753   $     (302,266)  $15,363,210
                                                    ===========   ===========   ==============   ===========

        Comprehensive income (loss):
        Net loss from operations during the
       period                                              --            --               --            --
        Net unrealized gain (loss) on securities,
       net                                                 --            --               --            --
        Compensation expense on stock grants               --            --            302,266          --
        Proceeds from sale of common stock              335,000           335             --          54,605
        Conversion of debt into common stock          1,036,584         1,037             --         163,963
        Issuance of common stock for services           535,000           535             --         198,215
                                                    -----------   -----------   --------------   -----------


Balance, June 30, 2003                                8,659,643   $     8,660   $         --     $15,779,993
                                                    ===========   ===========   ==============   ===========

        Comprehensive income (loss):
        Net loss from operations during the
       period                                              --            --               --            --
        Net unrealized gain (loss) on securities,
       net                                                 --            --               --            --
        Compensation expense on stock grants               --            --               --            --
        Compensation expense on warrants issued            --            --               --         749,000
        Acquisition of CNET contracts                      --            --               --         861,906
        Proceeds from sale of stock                        --            --               --       1,309,881
        Termination of investment agreement             190,549           190             --         245,810
        Conversion of Preferred Stock into Common
       Stock                                             35,000            35             --            --
        Dividends                                          --            --               --            --
        Exercise of warrants                            300,000           300             --          79,700
        Issuance of common stock for services           270,000           270             --         328,730
                                                    -----------   -----------   --------------   -----------


Balance, June 30, 2004                                9,455,192   $     9,455   $         --     $19,355,020
                                                    ===========   ===========   ==============   ===========

    The accompanying notes are an integral part of these financial statements

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                   Accumulated
                                                      Other                           Total
                                                  Comprehensive    Accumulated     Shareholders'  Comprehensive
                                                  Income (loss)      Deficit         Equity       Income (loss)
                                                  ------------    ------------    ------------    ------------


Balance, June 30, 2002                            $    (66,999)   $(15,917,228)   $   (916,530)   $ (1,121,763)
                                                  ============    ============    ============    ============

        Comprehensive income (loss):
        Net loss from operations during the
       period                                             --        (1,156,862)     (1,156,862)     (1,156,862)
        Net unrealized gain (loss) on
       securities, net                                  (1,280)           --            (1,280)         (1,280)
        Compensation expense on stock grants              --              --           302,266            --
        Proceeds from sale of common stock                --              --            54,940            --
        Conversion of debt into common stock              --              --           165,000            --
        Issuance of common stock for services             --              --           198,750            --
                                                  ------------    ------------    ------------    ------------


Balance, June 30, 2003                            $    (68,279)   $(17,074,090)   $ (1,353,716)   $ (1,158,142)
                                                  ============    ============    ============    ============

        Comprehensive income (loss):
        Net loss from operations during the period        --        (1,661,226)     (1,661,226)     (1,661,226)
        Net unrealized gain (loss) on
       securities, net                                    280            --               280             280
        Compensation expense on stock grants              --              --             4,000            --
        Compensation expense on warrants issued           --              --           749,000            --
        Acquisition of CNET contracts                     --              --           864,146            --
        Proceeds from sale of stock                       --              --         1,312,250            --
        Termination of investment agreement               --              --           246,000            --
        Conversion of Preferred Stock into
       Common Stock                                       --              --              --              --
        Dividends                                         --           (37,500)        (37,500)        (37,500)
        Exercise of warrants                              --              --            80,000            --
        Issuance of common stock for services             --              --           329,000            --
                                                  ------------    ------------    ------------    ------------


Balance, June 30, 2004                            $    (67,999)   $(18,772,816)   $    532,234    $ (1,698,446)
                                                  ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                                   (continued)



                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                            2004            2003
                                                                         -----------    -----------
Operating Activities:
     Net Loss                                                            $(1,698,726)   $(1,156,862)

Adjustments to reconcile  net (loss) to net cash provided by (used in)
   operating activities:
        Compensation expense on warrants granted                             749,000        302,266
        Amortization and depreciation                                        330,803         13,137
        Investment expenses                                                     --           20,718
        Loss on investments                                                    9,465        107,444
        Allowance for bad debts                                               13,972           --
        Loss on termination of investment agreement                          146,000           --
        Change in liabilities of discontinued operations                     (60,000)
        Issuance of common stock for services                                329,000        198,750
        Reserve for settlement of investment agreement                          --           50,000
        Reserve for settlement of litigation                                  25,000           --
        Gain from extinguishment of discontinued operations                 (133,478)          --
        Preferred stock dividends                                             37,500           --
        Other                                                                  4,002           --

Changes in operating assets and liabilities:
     Accounts receivable - trade                                             (94,633)         3,049
     Deposits                                                                 (1,600)         6,919
     Prepaid expenses                                                         (6,830)         5,304
     Income tax payable                                                       (3,200)         2,400
     Accounts payable                                                        (81,639)        34,149
     Management fees due to related party                                     21,184         60,000
     Payroll and taxes payable                                              (218,102)       129,025
     Deferred revenue                                                         13,421         11,270
     Accrued interest                                                        (86,440)        47,413
     Accrued liabilities and expenses                                        (88,932)        75,378
                                                                         -----------    -----------

        Net cash used in operating activities                               (794,233)       (89,640)
                                                                         -----------    -----------

Investing activities:
     Purchase of property and equipment                                      (62,469)        (3,681)
     Purchase of CNET contracts                                             (175,000)          --
     Sale of marketable securities                                              --              297
                                                                         -----------    -----------

        Net cash provided by investing activities                           (237,469)        (3,384)
                                                                         -----------    -----------

    The accompanying notes are an integral part of these financial statements

                                   (continued)

                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                        2004           2003
                                                                     -----------    -----------
Financing activities:
     Proceeds from sale of common stock                                     --           54,940
     Proceeds from exercise of warrants                                   80,000           --
     Proceeds from sale of Preferred Stock - Series B                    310,000           --
     Proceeds from sale of Preferred Stock - Series C                  1,002,250           --
     Proceeds notes payable - related party                              264,524         47,249
     Payments on amounts due to related parties                         (548,648)        (5,000)
     Payments on advances from shareholders                              (50,000)          --
     Payment of Preferred Stock dividend                                 (23,651)          --
                                                                     -----------    -----------

        Net cash provided by financing activities                      1,034,475         97,189
                                                                     -----------    -----------

        Increase (Decrease) in cash and cash equivalents                   2,773          4,165

Cash and cash equivalents, beginning of period                             8,327          4,162
                                                                     -----------    -----------


Cash and cash equivalents, end of period                             $    11,100    $     8,327
                                                                     ===========    ===========


Supplemental disclosures of cash flow information:
     Cash paid during the period for

        Interest                                                     $   148,882    $      --
                                                                     ===========    ===========

        Taxes                                                        $     5,600    $      --
                                                                     ===========    ===========

        Conversion of payable into preferred stock - Series D        $     4,000    $      --
                                                                     ===========    ===========

        Issuance of common stock for services                        $   329,000    $   198,750
                                                                     ===========    ===========

        Issuance of common stock for conversion of debt              $      --      $   165,000
                                                                     ===========    ===========

        Issuance of preferred stock for contracts                    $   864,146    $      --
                                                                     ===========    ===========

        Common stock issued for settlement of investment agreement   $   246,000    $      --
                                                                     ===========    ===========
        Barter transactions for advertising                          $    64,875    $      --
                                                                     ===========    ===========

    The accompanying notes are an integral part of these financial statements

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1.       Summary of Significant Accounting Policies

A.       General Description of Business

FinancialContent, Inc., ("FC" or the "Company"), a Delaware corporation (http://www.financialcontent.com), offers financial-related services through the World Wide Web. The Company is focused on providing FinancialContent through the Internet. The Company provides FinancialContent such as stock quotes and Dow Jones Industrial average data to various web sites.

Through its wholly-owned subisidiaries, the Company provides financial-related services:

o FinancialContent Services, Inc. (www.financialcontent.com) is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users.


B.       Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


C.       History

In December 1998, the Company changed its focus from operating and franchising pretzel kiosks, retail stores and an automotive service center in Canada to investments and acquisitions of Internet-related businesses and web-based technologies. The Company's Internet acquisitions offer both a content source and an application source for investors. Any activity related to disposition of liabilities of Pretzel Franchising, Inc., and Wheel to Wheel, Inc., is shown as discontinued operations.


D.       Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.       Summary of Significant Accounting Policies (continued)

D.       Cash and Cash Equivalents, Short and Long-Term Investments (continued)

with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

E.       Property and Equipment

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

F.       Income Taxes

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

G.       Revenue Recognition

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis. The Company records revenue when the content is delivered to the customer.

H.       Product and Website Development

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1.       Summary of Significant Accounting Policies (continued)

I.       Capitalized Computer Software

During the two years ended June 30, 2004 and 2003, no internal software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.


J.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $82,769 for the year ended June 30, 2004, of which $64,875 were paid by barter service transactions. The Company did not incur any advertising expense for the year ended June 30, 2003.


K.       Marketable Securities and Long-Term Investments

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


L.       Use of Estimates

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


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1.       Summary of Significant Accounting Policies (continued)

M.       Earnings per Share

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in 2004 and 2003 due to the Company having net loss and a loss from operations in 2004 and 2003.


N. Segments of an Enterprise and Related Information

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


O.       Comprehensive Income

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


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1.       Summary of Significant Accounting Policies (continued)

P.       Business Risks and Credit Concentrations

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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $13,972 of accounts receivable as of June 30, 2004.. Management estimated that no such reserves were warranted at June 30, 2003.


Q.       Foreign Currency and International Operations

International operations were fully discontinued in 1998, and there are no foreign assets. There were no foreign exchange transactions during the years ended June 30, 2004 and 2003. Translation gains (losses), which are deferred and accumulated as a component of shareholders' equity, were not significant in 2004 and 2003.


R.       Fair Value of Financial Instruments

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.


S        Software Developed for Internal Use

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


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1.       Summary of Significant Accounting Policies (continued)

T.       Intangibles

Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties and purchased contracts. The difference between the fair market value of the assets acquired and consideration paid is recorded as goodwill. The Company had estimated that the economic useful life of the goodwill associated with purchased contracts to be 3 years and amortization to be on a straight-line basis.

The Company has adopted SFAS 142 effective July 2001, which resulted in the Company no longer amortizing its existing goodwill. At June 30, 2003, goodwill approximated $3,000. In addition, the Company measured goodwill for impairment on a yearly basis. The Company completed the impairment tests and recorded an impairment charge of $3,000 in 2004. The Company has set the measurement date of April 1st to calculate goodwill impairment.


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


W.       Reclassifications

Certain   reclassifications   were  made  to  the  2003  financial   statements'
presentation in order to conform to the 2004 financial statements' preparation.


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.       Summary of Significant Accounting Policies (continued)

X.       Barter Transactions

In 2004, the Company entered into barter agreements whereby it delivered $64,875 of FinancialContent in exchange for advertising credit on the respective web sites. The company recognized advertising expense based on the market value of the FinancialContent provided. During the year ended June 30, 2004, the Company charged to advertising expense $64,875 as a result of these barter transactions. The Company does not have any barter credits due as of June 30, 2004.


Y.       Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


2.       Income Taxes

The Company incurred $1,600 and $2,400 in state taxes for each of the years ended June 30, 2004 and 2003, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2004 and 2003. The Company incurred net operating losses for these periods.

                                                      2004        2003
                                                   ---------    ---------

                                                  (1,634,826)  (1,154,462)

Income Tax Provision                                  2004         2003
                                                    --------     ---------

Current:
     Federal                                            --           --
     State                                             1,600        2,400
                                                    --------     --------

                                                       1,600        2,400
                                                    ========     ========

Deferred:
     Federal                                            --           --
     State                                              --           --
                                                    --------     --------

                                                    ========     ========


Effective Tax Reconciliation                          2004         2003
                                                    --------     --------

Federal income tax rate                             (35.00%)     (35.00%)
Change in valuation reserve                          13.00%       35.28%
Other                                                22.55%        0.00%
State and local taxes, net of federal tax benefit    (0.03%)      (0.07%)
                                                    --------     --------

                                                     (0.10%)       0.21%
                                                    ========     ========


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

2.       Income Taxes (continued)

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2004 and 2003:

                                                     Year Ended June 30,
                                             2004                          2003
                                   --------------------------    --------------------------
                                     Federal         State         Federal         State
                                   -----------    -----------    -----------    -----------
Deferred income tax assets:
     Net operating loss            $ 4 ,630,182       600,014    $ 3,205,658    $   490,556
     carryforwards
     Capital loss                       12,285          5,153         15,598          4,301
     Property and equipment             19,834           --           19,834          1,197
     Intangible asset
        Impairment charge                 --             --        1,104,125        283,918
        Goodwill                        84,120         21,631         54,234         12,734
     Other reserves                      8,750          2,250         35,000          9,000
     Federal benefit for state          69,893           --           67,933           --
     taxes
     Other                             239,998         61,723         17,058          4,396
                                   -----------    -----------    -----------    -----------

Total deferred tax assets            5,065,062        690,771      4,519,440        806,102
                                   -----------    -----------    -----------    -----------

Deferred income tax liabilities:
     Nondeductible reserves           (185,062)       (95,528)      (185,062)       (95,528)
                                   -----------    -----------    -----------    -----------

Total deferred tax liabilities        (185,062)       (95,528)      (185,062)       (95,528)
                                   -----------    -----------    -----------    -----------

Net deferred tax assets before
     valuation allowance             4,880,000        595,243      4,334,378        710,574
Valuation allowance                 (4,880,000)      (595,243)    (4,334,378)      (710,574)
                                   -----------    -----------    -----------    -----------

Net deferred tax assets            $      --      $      --      $      --      $      --
                                   ===========    ===========    ===========    ===========


Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $9,900,000 and $4,970,000 from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2019.


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


3.       Investments

At June 30, 2004, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                  Gross         Gross        Gross
                                Amortized    Unrealized    Unrealized     Estimated
                                  Cost         Gain           Loss        Fair Value
                               -----------   -----------   -----------    -----------

Equity securities - public     $    10,000   $      --     $    (9,400)   $       600
                               -----------   -----------   -----------    -----------

Total short-term investments        10,000          --          (9,400)           600

Corporate equity securities,
privately held                       4,952          --            --            4,952
                               -----------   -----------   -----------    -----------

Total                          $    14,952   $      --     $    (9,400)   $     5,552
                               ===========   ===========   ===========    ===========


At June 30, 2003, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                  Gross         Gross        Gross
                                Amortized    Unrealized    Unrealized     Estimated
                                  Cost         Gain           Loss        Fair Value
                               -----------   -----------   -----------    -----------

Equity securities - public     $    10,000   $      --     $    (9,680)   $       320
                               -----------   -----------   -----------    -----------

Total short-term investments        10,000          --          (9,680)           320

Corporate equity securities,
privately held                      14,922          --            --           14,922
                               -----------   -----------   -----------    -----------

Total                          $    24,922   $      --     $    (9,680)   $    15,242
                               ===========   ===========   ===========    ===========


Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


4.       Stock Option Plan

On  November  17,  1999,   the  Company's   board  of  directors   approved  the
FinancialContent, Inc., 1999 Stock Option Plan (the "Plan"). On December 20, 1999, the Company's shareholders, at the Company's annual meeting, approved the Plan, and authorized a pool of 100,000 shares of common stock to be issued according to the Plan. Options are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2004 and 2003, the Company has options exercisable for the Company's common stock granted to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

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

In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2004 were not a part of a qualified stock option plan. The Board of Directors approved the grants. The exercise price was equal to the fair value of the stock.

Stock options issued as of June 30, 2004 and 2003 are summarized as follows:

                                             2004                         2003
                                   --------------------------   ---------------------------
                                                   Weighted                     Weighted
                                   Number of       average       Number of       average
                                    options     exercise price    options     exercise price
                                   ----------   -------------   ----------    -------------
Outstanding at beginning of year         --     $        --          6,583    $       45.91
Granted                               815,000            1.30         --               --
Exercised                                --              --           --               --
Forfeited/Cancelled                      --              --         (6,583)          (45.91)
                                   ----------   -------------   ----------    -------------

Outstanding at end of year            815,000   $        1.30         --      $        --
                                   ==========   =============   ==========    =============

Exercisable at end of year          1,234,567   $   1,234,567    1,234,567    $   1,234,567
                                   ==========   =============   ==========    =============

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


4.       Stock Option Plan (continued)

The non-statutory stock options are for periods of ten years. There were no options outstanding as of June 30, 2003.

The following table summarizes information about options outstanding at June 30, 2004:

                                                                Weighted
                                                                Average
                                                               Remaining
   Exercise             Number           Exercise Price       Contractual        Number Exercisable
    prices           Outstanding           per Share         Life in Years      as of June 30, 2004
---------------    ----------------    ------------------    ---------------    ---------------------

      $1.40               815,000      $           1.30                9.90                 --
===============    ================    ==================    ===============    =====================

The exercise period for the options grants is ten years from the date of the grant, and had various vesting requirements.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal years ended June 30, 2004 and 2003, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended June 30:

                                                           2004             2003
                                                      -------------    -------------
Net loss:
     As reported                                      $   1,673,726)   $  (1,156,862)
     Pro forma                                        $   1,673,726)   $  (1,156,862)

Basic and diluted loss per common share:
     As reported:
        Continuing operations (basic and diluted)     $       (0.21)   $       (0.16)
        Discontinued operations (basic and diluted)   $        0.02    $        --
                                                      -------------    -------------
           Total                                      $       (0.19)   $       (0.16)
                                                      =============    =============

     Pro forma
        Continuing operations (basic and diluted)     $       (0.21)   $       (0.16)
        Discontinued operations (basic and diluted)   $        0.02    $        --
                                                      -------------    -------------
           Total                                      $       (0.19)   $       (0.16)
                                                      =============    =============

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


4.       Stock Option Plan (continued)

Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period on 2004 grants was ten years, and some options become vested based only upon specific events occurring in the future. The Company did not issue any options during the year ended June 30, 2003.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the options was $0.69 in 2004.

The fair value of the warrants issued in 2004 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004: dividend yield of 0%; expected volatility of 24%; risk-free interest rate of 5.4%, and expected life of 10 years.

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


5.       Discontinued Operations

The Company's management and its Board of Directors decided to discontinue operations in Canada as of July 1998. Operations in Canada consisted of operating and franchising "Pretzel Twister" stores and the operation of an automotive service center "Wheel to Wheel". To implement this decision, the Company concluded the following transactions:

         o On August 31, 1998, the Company abandoned all operations of Wheel to Wheel, including its facilities lease. The Company disposed of the assets of the Wheel to Wheel store and used the proceeds to settle liabilities to the extent of available funds.

         o In July 1998, the Company abandoned all operations of Pretzel Franchising, Inc. The Company informed its franchisees that PFI would cease to operate, and the Company-operated store in Toronto, Ontario, was closed.

There are no assets associated with or from discontinued operations on the balance sheet. The liabilities attributable to discontinued operations are identified as such on the balance sheet. There were no net sales attributable to discontinued operations in 2004 and 2003. In 2004, the Company extinguished $133,478 of its liabilities associated with discontinued operations in Canada due to the statute of limitations expiring on collecting these payables. The Company wrote off these liabilities based on advice of its counsel.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


6.       Equity Transactions

A.       Issuance of Common Stock

The Company concluded private placement offerings of its stock during 2004 and 2003 and converted debt into common stock. The Company also issued common stock to individuals and companies in lieu of cash compensation.


Transactions during the year ended June 30, 2004

In September 2003, the Company issued 150,000 shares of registered common stock, having a market value of $165,000, to an individual for consulting services.

In November 2003, the Company issued 20,000 shares of registered common stock, having a market value of $22,000, to an individual for consulting services.

In March 2004, an individual converted warrants into 200,000 shares of the Company's common stock at an aggregate exercise price of $50,000.

In 2004, an individual converted 35,000 shares of Series C Preferred Stock into 35,000 shares of the Company's common stock.

In May 2004, the Company issued 190,549 shares of common stock pursuant to a settlement agreement (see note 8).

In June 2004, the Company issued 100,000 shares of registered common stock, having a market value of $142,000, to an individual for consulting services.

In June 2004, the Company converted warrants issued to a consultant into 100,000 shares of common stock at an aggregate price of $30,000. The warrants were issued below market price. Accordingly, the Company recorded compensation expense of $125,000.


Transactions during the year ended June 30, 2003

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

                            FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004




6.       Equity Transactions (continued)

A.       Issuance of Common Stock (continued)

Transactions during the year ended June 30, 2003 (continued)

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The total shares sold under the two private placement offering were 335,000 common shares. Net proceeds from the private placement were $54,940

In December 2002, the Company issued 20,000 shares of registered common stock, having a market value of $5,000, to an individual for consulting services.

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



B.       Warrants

In 2004, the Company granted warrants to purchase 832,000 shares of its common stock at an exercise price of $0.75 per share. The warrants were granted to a member of the Company's advisory board, to a consultant and to a member of the Board of Directors. The Company recorded compensation expense of $624,000 in 2004 related to the grant of these options. These warrants all vested immediately and expire 1 to 2 years from date of grant.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


6.       Equity Transactions (continued)

B. Warrants (continued)

A summary of the Company's outstanding warrants as of June 30, 2004 and 2003, is presented below:

                                Shares            Exercise Price
                               --------         -----------------
Outstanding at June 30, 2002    440,000                2.27
Cancelled/expired                  --                   --
Issued                             --                   --
                               --------             --------

Outstanding at June 30, 2003    440,000                2.27
Cancelled/expired              (240,000)               2.27
Exercised                      (200,000)               0.25
Issued                          832,000                0.75
                               --------             --------

Outstanding at June 30, 2004    832,000                0.75
                               ========             ========


The fair value of the warrants issued in 2004 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004: dividend yield of 0%; expected volatility of 24%; risk-free interest rate of 5.4%, and expected life of 10 years.

The estimated fair value of the warrants granted in 2004 ranged from $0.63 to $0.83 per share.

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

In 2004, the Company had outstanding warrants issued to consultants and a member of the Board of Directors, which were convertible into shares of common stock. The warrants expire 1-2 years from the date of grant. The Company recorded compensation expense on these warrant grants of $624,000. The warrants were all immediately vested.


C.       2002 Employee and Officer Retention and Recognition Plan

In December 2001, the Board of Directors adopted the 2002 Employee and Officer Retention and Recognition Plan (EORRP). The EORRP was adopted for the purpose of establishing incentives designed to recognize, reward and retain employees and officers. Only employees and officers shall be eligible to receive restricted stock awards under this plan. The maximum number of shares that can be granted under the EORRP is 5,000,000 common shares. No recipient is entitled to receive more than 20% of the total shares available under this plan. The Company has issued 2,072,681 shares of common stock under this plan.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


6.       Equity Transactions (continued)

D.       Preferred Stock Issuances (continued)

Series A

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Networks, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with FinancialContent's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, FinancialContent gave CNET $175,000 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible up to 20% of the Company's issued and outstanding common stock on a one-for-one basis, 15% of which is guaranteed and the remaining 5% must be earned based on a performance matrix tied to revenues generated by the acquired Private Wire client contracts; accrued quarterly dividend rights at $0.055774 per share; and limited anti-dilution protections.

Under the terms of the transaction, FinancialContent will also license its services to the Investor Channel of CNET News.com in exchange for equivalent value in advertising over CNET's online properties. The amount of consideration given was based on a number of factors, including the history and past performance and the number of shares outstanding of the Company's common stock, and an evaluation of CNET's Private Wire client contracts, which included among other things: clients; revenues and payment histories; number of clients and deployments; and contract terms. The cash consideration paid to CNET under the terms of the agreement was borrowed by the Company from Asia Pacific Ventures, an affiliated entity of the Company.

As a result of the exercise of certain warrants and the issuance of Preferred Stock Series D in 2004, the Company issued to CNET an additional 75,000 shares of Preferred Stock Series A under the anti-dilution provision of the purchase agreement. The issuance of the additional contingent securities does not increase the overall cost of the acquisition. The only item that changed was the number of shares issued for the acquisition.


Series B

Under a private placement memorandum the Company issued 1,033,334 shares of the 2,000,000 newly created shares of the company's Series B convertible preferred stock at $0.35 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to share of the Company's common stock.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


6.       Common Stock Transactions (continued)

D.       Preferred Stock Issuances (continued)

Series C

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

In 2004, an individual converted 35,000 shares of Series C into 35,000 shares of common stock.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


Series D

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


7.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:


A.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current Chairman of the Board of Directors of the Company. Additionally, APV is a shareholder holding greater than 10% of the outstanding common stock of the Company and whose current authorized representative is a family member of Wilfred Shaw. The Company has received advances from APV, and these advances bear an interest rat of 12% per annum.

During the year ended June 30, 2003, APV advanced to the Company an additional $37,000, and the notes bear an interest rate of 12% per annum. As of June 30, 2003, amounts due to APV are $252,000. The notes are due on demand and bear an annual interest rate of 12%.

During the year ended June 30, 2004, APV advanced an additional $22,000 to the Company, and the Company repaid all advances and interest to APV. As of June 30, 2004, there were no amounts due to APV.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


7.       Related Party Transactions (continued)

B.       Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

Mr. Shaw has $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount was paid in 2004.

Pursuant to the 2002 EORRP, Mr. Shaw was granted 928,850 shares of restricted common stock having a market value of $232,212. These shares became fully vested in January 2003.


C. Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2003, SharpManagement was due $36,184.

In June 2003, the Company arranged for the satisfaction and discharge a portion of the amount owed to SharpManagement, LLC for deferred compensation in the amount of $165,000 owed from the Company to SharpManagement, LLC. In consideration for the satisfaction of the amount, the Company issued 1,036,584 Shares of Common Stock to SharpManagement, LLC. The Company extended its arrangement with SharpManagement, LLC, as of May 31, 2004. As of June 30, 2004, SharpManagement is due $36,184.


D.       Convertible Notes - Related Party

In 2001, the Company issued $25,000 principal amount of 12% convertible notes, which are due on demand after 30 days to a related party, (Tupelo Investments), in a private placement. The notes are convertible into common shares of the company at a discount of 50% from the market price on the date of conversion. The option to convert the notes to common stock is at the discretion of the note holder. The principal amount of the note is collateralized by the company's investment in Ridgewood Capital Venture Fund. No costs were incurred to issue the debt. The notes were fully repaid in 2004.


E.       Notes Payable to Shareholders

In 2001, Tupelo Investments, a shareholder, advanced to the Company $63,517. These notes are due on demand and bear an annual interest rate of 12%. These notes were repaid in 2004.


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


7.       Related Party Transactions (continued)

F.       Common Stock Grants to Officers

In January 2002, the Company had granted to Mr. Wing Yu, CEO, 414,025 shares of restricted common stock having a market value of $103,506. These shares became fully vested in January 2003.

In January 2002, the Company had granted to Mr. Gurkan Fidan, Vice President and a member of the Board of Directors, 249,879 shares of restricted common stock having a market value of $62,461. These shares became fully vested in January 2003. Mr. Fidan was a minority shareholder in FinancialContent, Inc.


G.       Warrants

The Company issued warrants convertible into 382,000 shares of its common stock at an exercise price of $0.75 to a member of the Board of Directors. The warrants expire in two years from date of grant. The Company recorded compensation expense of $286,500 as a result of this grant.



8.       Commitments and Contingencies

A.       Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

In August 2004, the Company settled a dispute with one of its vendors for $25,000. Accordingly, the Company has accrued $25,000 as a result of this settlement.


Settlement

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


8.       Commitments and Contingencies (continued)

A. Legal (continued)

Settlement (continued)

On August 26, 2001, the Investment Agreement ("Investment Agreement") the Company entered into with Swartz Private Equity, LLC ("Swartz") automatically terminated under its own terms because no registration statement (Form S-1 or SB-2) had been declared effective within one year after the parties executed the Investment Agreement. Swartz contacted the Company on July 28, 2003, and Swartz claimed that the Company is theoretically liable to Swartz for the following: cash termination fee; late registration and use fees; and an additional warrant related to anti-dilution provisions. The Company settled with Swartz regarding this matter, and the Company issued 190,549 shares of its common stock valued at $246,000.

In 2004, the Company has recorded an additional charge of $146,000 as a result of this settlement.


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

Year Ending June 30,
2005                                      55,728
2006                                       4,644
                                   ---------------

                                   $      60,372
                                   ===============

During the year, the Company also leased office space in New York City under a 6-month lease that expired on June 30, 2004. The lease has converted to month-to-month.

For the years ended June 30, 2004 and 2003, total rent expense was $62,056 and $47,923, respectively.


C.       Equipment Leases

The Company is currently in default under non-cancelable lease agreements for its office equipment (e.g., computer equipment). Management is currently attempting to achieve a settlement with these vendors. The Company has removed the underlying assets but maintains a reserve of $9,762 for settlement of these liabilities.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


9.       Going Concern Uncertainties

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

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised additional capital through the sale of preferred stock and issuance of debt during 2004 and subsequent to June 30, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


10.      Subsequent Events

A. Form S-8

On September 3, 2004, the Company filed Form S-8 in relation with the Company's 2004-1 Employee Compensation Plan adopted by the Board of Directors on August 25, 2004 to provide the Company with a means of compensating employees for their services with shares of Common Stock of the Company as a component of their wage.


B.       Common Stock Issuances

In September 2004, the Company issued 2,500 shares of common stock to an employee for compensation.


C.       Warrant Issuances

In July 2004, the Company granted Wilfred Shaw a warrant to purchase up to 1,400,000 shares of the Company's common stock at $1.30 per share.



