Form 10QSB
period 2004-09-30
FINANCIALCONTENT INC
filed 2004-11-15
CIK 1100360

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from _____ to _____

                         Commission file number 0-28377


                             FINANCIALCONTENT, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

      Delaware                                                 94-3319536
-----------------------------------                      -----------------------
(State or other jurisdiction                                 (I.R.S. employer
of incorporation or organization)                         identification number)


       400 Oyster Point Boulevard, Suite 435, So. San Francisco, CA 94080
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,457,692.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                               SEPTEMBER 30, 2004






                                 C O N T E N T S



Consolidated Balance Sheets..............................................1 - 2

Consolidated Statements of Operations and Comprehensive Income...............3

Consolidated Statements of Cash Flows........................................4

Notes to Consolidated Financial Statements..............................5 - 15


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004



                             ASSETS                           September 30,   June 30,
                             ------                               2004          2004
                                                                ---------    ---------
Current Assets:                                                (unaudited)   (audited)
     Cash and cash equivalents                                  $   3,056    $  11,100
     Short-term investments in marketable securities                  600          600
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $12,706 and $13,972, respectively)             90,304       83,252
     Prepaid expenses                                               4,124        7,381
     Deposits                                                       8,545        8,545
                                                                ---------    ---------

        Total Current Assets                                      106,629      110,878
                                                                ---------    ---------

Property and Equipment :
     Office furniture                                              12,112       12,112
     Equipment                                                    152,755      149,409
     Software                                                         998          998
                                                                ---------    ---------

        Property and Equipment, cost                              165,865      162,519

     Accumulated depreciation                                    (110,877)    (102,743)
                                                                ---------    ---------

        Property and Equipment, net                                54,988       59,776
                                                                ---------    ---------

Other Assets:
     Long-term investments                                          4,952        4,952
     Purchased contracts - CNET (net of amortization of
        $379,808 and $0, respectively)                            659,338      735,300
                                                                ---------    ---------
                                                                ---------    ---------

        Total Other Assets                                        664,290      740,252
                                                                ---------    ---------


           Total Assets                                         $ 825,907    $ 910,906
                                                                =========    =========

                 See accompanying notes to financial statements.

                                                    (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   AS OF SEPTEMBER 30, 2004 AND JUNE 30, 2004


                                                                September 30,      June 30,
              LIABILITIES AND STOCKHOLDERS' EQUITY                   2004            2004
              ------------------------------------              -------------    -------------
Current Liabilities:                                             (unaudited)       (audited)

     Accounts payable                                           $     172,556    $     101,016
     Management fees due to related party                              51,184           36,184
     Payroll and taxes payable                                             21               13
     Income taxes payable                                               1,600            1,600
     Other accrued expenses                                            18,176           45,659
     Deferred revenue                                                  19,624           29,606
     Note payable - related parties                                      --              8,234
     Liabilities of discontinued operations                           117,509          117,509
     Dividend Payable                                                  14,268           13,849
                                                                -------------    -------------

        Total Current Liabilities                                     394,938          353,670
                                                                -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910
           shares issued and outstanding                                2,240            2,240
        Preferred stock Series B, $0.001 par value; 1,033,334
           shares issued and outstanding                                1,033            1,033
        Preferred stock Series C, $0.001 par value; 1,301,334
           shares issued and outstanding                                1,301            1,301
        Preferred stock Series D, $0.001 par value; 4,000,000
           shares issued and outstanding                                4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares
        authorized; 9,457,692 and 9,455,192 issued and
        outstanding, respectively                                       9,458            9,455
     Additional paid-in-capital                                    19,358,467       19,355,020
     Accumulated other comprehensive loss                             (67,999)         (67,999)
     Accumulated deficit                                          (18,877,531)     (18,747,814)
                                                                -------------    -------------

        Total Stockholders' Equity                                    430,969          557,236
                                                                -------------    -------------


           Total Liabilities and Stockholders' Equity           $     825,907    $     910,906
                                                                =============    =============

                 See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                               2004          2003
                                                           -----------    -----------
                                                            (unaudited)   (unaudited)
Revenues:
     Net revenues                                          $   285,318    $   215,045
     Costs of revenues                                         (43,060)       (26,316)
                                                           -----------    -----------
                                                               242,258        188,729
                                                           -----------    -----------

Operating Expenses:
     Business development                                        6,856         20,240
     General and administrative                                269,010        361,516
     Amortization and depreciation                              84,096          4,317
                                                           -----------    -----------
        Total Operating Expenses                               359,962        386,073
                                                           -----------    -----------

        Loss from Operations                                  (117,704)      (197,344)
                                                           -----------    -----------

Other Income (Expense):
     Interest income                                                 6           --
     Other income                                                  931             67
     Interest expense                                             --          (19,246)
                                                           -----------    -----------

        Total Other Income(Expense)                                937        (19,179)
                                                           -----------    -----------

     Net loss before taxes                                    (116,767)      (216,523)

        Provision for income tax                                  (250)          (400)
                                                           -----------    -----------

     Net loss                                                 (117,017)      (216,923)
                                                           -----------    -----------

        Preferred stock dividend                               (12,700)          --
                                                           -----------    -----------

           Net loss attributable to common stockholders    $  (129,717)   $  (216,923)
                                                           ===========    ===========

Total loss per share (basic and diluted)                   $     (0.01)   $     (0.03)
                                                           ===========    ===========

Shares used in per share calculation (basic and diluted)     9,455,627      7,185,840
                                                           ===========    ===========

                 See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                             2004          2003
                                                           ---------    ---------
Operating Activities:                                      (unaudited)   (unaudited)
     Net Loss                                              $(129,717)   $(216,923)

Adjustments  to reconcile net (loss)
  to net cash provided by (used in) operating
  activities:
        Amortization and depreciation                         84,096        4,317
        Allowance for bad debts                               (1,266)
        Issuance of common stock for services                  3,450      165,000
        Preferred stock dividends                             12,700         --

Changes in operating assets and liabilities:
     Accounts receivable - trade                              (5,786)     (52,561)
     Prepaid expenses                                          3,257          400
     Income tax payable                                         --            400
     Accounts payable                                         71,539      (46,350)
     Management fees due to related party                     15,000       15,000
     Payroll and taxes payable                                  --         25,839
     Deferred revenue                                         (9,982)       6,243
     Accrued interest                                           --           (496)
     Accrued liabilities and expenses                        (27,475)        --
                                                           ---------    ---------

        Net cash used in operating activities                 15,816      (99,131)
                                                           ---------    ---------
Investing activities:
     Purchase of property and equipment                       (3,346)     (23,119)
     Purchase of CNET contracts                                 --       (175,000)
                                                           ---------    ---------

        Net cash provided by investing activities             (3,346)    (198,119)
                                                           ---------    ---------
Financing activities:
     Proceeds from sale of Preferred Stock - Series B           --        310,000
     Proceeds from sale of Preferred Stock - Series C           --        438,500
     Proceeds notes payable - related party                     --        222,000
     Payments on amounts due to related parties                 --       (206,290)
     Payments on advances from shareholders                   (8,233)        --
     Payment of Preferred Stock dividend                     (12,281)        --
                                                           ---------    ---------

        Net cash provided by financing activities            (20,514)     764,210
                                                           ---------    ---------

        Increase (Decrease) in cash and cash equivalents      (8,044)     466,960

Cash and cash equivalents, beginning of period                11,100        8,327
                                                           ---------    ---------

Cash and cash equivalents, end of period                   $   3,056    $ 475,287
                                                           =========    =========

                 See accompanying notes to financial statements.


Supplemental disclosures of cash flow information:
     Cash paid during the period for

        Interest                                           $    --      $   9,982
                                                           =========    =========

        Taxes                                              $     250    $    --
                                                           =========    =========

        Issuance of common stock for services              $    --      $ 165,000
                                                           =========    =========

        Issuance of preferred stock for contracts          $    --      $ 864,146
                                                           =========    =========

                 See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.       Summary of Significant Accounting Policies

A.       General Description of Business

FinancialContent, Inc., ("FC" or the "Company"), a Delaware corporation (www.financialcontent.com), offers financial-related services on the World Wide Web. The Company provides stock quotes and other financial data and information to websites, intranets and print media.

Through its wholly-owned subsidiary, Financial Service, Inc., the Company aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users.


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of FinancialContent, Inc.; a publicly traded company quoted on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the three ended September 30, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.       Summary of Significant Accounting Policies (continued)

D.       Income Taxes

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The Company has recorded a valuation allowance against its deferred tax assets.


E.       Revenue Recognition

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis. The Company records revenue when the content is delivered to the customer.


F.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $24,995 for the period ended September 30, 2004, $23,761 of which were paid by barter service transactions. The Company incurred advertising expenses of $150 for the period ended September 30, 2003, none of which were paid by barter service transactions.


G.       Use of Estimates

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

Management makes estimates that affect reserves for impairment loss, discontinued operations, deferred income tax assets and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.       Summary of Significant Accounting Policies (continued)

H.       Earnings per Share

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the periods ended September 30, 2004 and 2003 due to the Company having a net loss from operations at September 30, 2004 and 2003.


I. Segments of an Enterprise and Related Information

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


J.       Comprehensive Income

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.       Summary of Significant Accounting Policies (continued)

K.       Business Risks and Credit Concentrations

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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $12,706 of accounts receivable as of September 30, 2004. Management estimated that no such reserves were warranted at September 30, 2003.


L.       Software Developed for Internal Use

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


M.       Intangibles

Intangible assets consist of purchased contracts. The Company has estimated that the economic useful life of the goodwill associated with purchased contracts to be 3 years and amortization to be on a straight-line basis.


N.       Long-lived Assets

The Company identifies and records impairment losses on long-lived assets and identifiable intangible assets, when events and circumstances indicate that such assets might be impaired.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.       Summary of Significant Accounting Policies (continued)

O.       Stock-Based Compensation

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


P.       Reclassifications

Certain reclassifications were made to the September 30, 2003 financial statements' presentation in order to conform to the September 30, 2004 financial statements' preparation.


Q.       Recent Accounting Pronouncements

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.       Summary of Significant Accounting Policies (continued)

Q.       Recent Accounting Pronouncements (continued)

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Consolidated Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Consolidated Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.


2.       Equity Transactions

A.       Issuance of Common Stock

The Company concluded private placement offerings of its stock during the periods ended September 30, 2003 and 2004 and converted debt into common stock. The Company also issued common stock to individuals and companies in lieu of cash compensation.


Transactions during the period ended September 30, 2003

In September 2003, the Company issued 150,000 shares of registered common stock, having a market value of $165,000, to an individual for consulting services.


Transactions during the period ended September 30, 2004

In September 2004, the Company issued 2,500 shares of common stock to an employee for compensation.


B.       Warrants

In July 2004, the Company granted Wilfred Shaw a warrant to purchase up to 1,400,000 shares of the Company's common stock at $1.30 per share. The warrants were issued on October 2004 and expire 2 years from the date of grant.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


2.       Equity Transactions (continued)

C.       Preferred Stock Issuances

Series A

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with FinancialContent's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, FinancialContent gave CNET $175,000 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible up to 20% of the Company's issued and outstanding common stock on a one-for-one basis, 15% of which is guaranteed and the remaining 5% must be earned based on a performance matrix tied to revenues generated by the acquired Private Wire client contracts; accrued quarterly dividend rights at $0.0055774 per share; and limited anti-dilution protections.

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

As a result of the exercise of certain warrants in 2004, the Company issued to CNET an additional 75,000 shares of Preferred Stock Series A under the anti-dilution provision of the purchase agreement. The issuance of the additional contingent securities does not increase the overall cost of the acquisition. The only item that changed was the number of shares issued for the acquisition.


Series B

Under a private placement memorandum, the Company issued 1,033,334 shares of the 2,000,000 newly created shares of the company's Series B convertible preferred stock at $0.35 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to share of the Company's common stock.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


2.       Equity Transactions (continued)

C.       Preferred Stock Issuances

Series C

Under a private placement memorandum, the Company has issued a total of 1,336,334 shares of the Company's Series C convertible preferred stock at $0.75 per share. The shares have a liquidation preference subordinate to those of the Series A and Series B preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to shares of the Company's common stock.

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


3.       Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and its related interpretations and comply with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and related SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair market value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services."

On September 3, 2004, the Company filed Form S-8 in relation with the Company's 2004-1 Employee Compensation Plan adopted by the Board of Directors on August 25, 2004 to provide the Company with a means of compensating employees for their services with shares of Common Stock of the Company as a component of their wage.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


3.       Stock-Based Compensation (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                              Three Months ended
                                                September 30,
                                          ------------------------
                                             2004         2003
                                          ---------    -----------

Net Loss                                  $(117,01$       (216,923)
Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss            --             --

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                 (42,863)          --
                                          ---------    -----------

      Pro forma                           $(159,88$       (216,923)
                                          =========    ===========

Net loss per share - basic and diluted
      As reported                         $   (0.01)   $    (0.03)
      Pro forma                           $   (0.02)   $    (0.03)


The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                 Three Months ended September 30,
                               -------------------------------------
                                     2004                2003
                               -----------------    ----------------

Risk-free interest rates             5.4%                  -
Expected lives (in years)             10                   -
Dividend yield                        -                    -
Expected volatility                  24%                   -

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


4.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:


A. Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of September 30, 2004, SharpManagement was due $51,184.


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

During fiscal 2004, the Company also leased office space in New York City under a 6-month lease. The lease converted to a month-to-month basis after the lease term expired.

For the periods ended September 30, 2004 and 2003, total rent expense was $21,408 and $13,656, respectively.


C.       Equipment Leases

The Company is currently in default under non-cancelable lease agreements for its office equipment (e.g., computer equipment). Management is currently attempting to achieve a settlement with these vendors. The Company has removed the underlying assets but maintains a reserve of $9,762 for settlement of these liabilities.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised additional capital through the sale of preferred stock and issuance of debt during 2004 and subsequent to September 30, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


7.       Subsequent Events

In October 2004, the Board of Directors of the Company approved the 2004-2 Stock Compensation Plan. According to the terms of the 2004-2 Compensation Plan, the Company may issue up to 500,000 shares of its Common Stock to consultants or employees.

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

We pride ourselves on being a pioneer in online content integration. Our mission is to empower our clients with the ability to customize and manage their own deployments. With over 300 deployments worldwide, we are rapidly growing our client base to include banks, brokerages, credit unions, and application service providers, as well as diversified media businesses and Fortune 500 companies. Our revenues in our most recent fiscal year more than doubled our revenues from the previous year as a result in part of our purchase of CNET Network, Inc.'s Private Wire Division client contracts. We expect our revenues to continue to grow as the economy continues to rebound and we continue to implement our strategic business plan. Our objective is to be the industry's preferred integrator of financial data and tools. Elements of this strategy include:

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

Our service is deployed to the following notable companies:

     o   A.B.  Watley - brokerage firm
     o   Adaptec - storage access  solution  provider
     o   Adobe Europe - imaging software  developer
     o   Advest - financial services
     o   Bayer Corporation - health care and chemicals group
     o   Boston Globe - media
     o   Capital Fulfillment Group - financial services marketing company
     o   Career Innovations - Life science research and human resources company
     o   Cinapsys - online investor relations firm
     o   CNET Networks, Inc. - online portal
     o   Crain Communications, Inc. - media group
     o   Earl G. Graves, Ltd. - print and online media company
     o   Entrust Capital - investment bank
     o   eMap - European publisher and media company
     o   Friedman Billings Ramsey - investment bank
     o   Granite Bank - regional bank
     o   GTC Telecom - telecommunications company
     o   Investopedia, Inc - online investor education
     o   Jackson State Bank - regional bank
     o   Market Wire - company news distributor
     o   Nando Media - media group
     o   OneFN -  online financial direct marketing network
     o   PennWell Corporation -  print and online trade publications
     o   Phoenix Newspapers - media group
     o   The Red Herring - print and online media company
     o   San Francisco Chronicle - online and print media company
     o   ValueRich -  high net-worth lifestyle magazine
     o   Viavid - online investor relations firm

In  the  period  ended  September  30,  2004,  our  most  significant   business
developments included:

         o Signing MediaNews Group to a network wide licensing agreement that put us over 150 online media deployments;

         o Unveiling our new corporate website that showcases our use of Macromedia's Flash MX technology; and

         o Adding channel partners in China and Kuwait to reach businesses that service English-speaking clientele and that track and monitor investments in the Asian markets as we push the marketing of our services overseas.

Results of Operations for the three months ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $285,318 for the three months ended September 30, 2004, from approximately $215,045 for the three months ended September 30, 2003. This increase of $70,273 (32.7%) in revenues is attributed to the steady and ongoing growth of our business over the last year. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Costs of Revenues increased to $43,060 for the three months ended September 30, 2004, from approximately $26,316 for the three months ended September 30, 2003. This increase of $16,744 (63.6%) in costs of revenues is the result of purchasing specialized content requesting by certain clients. Generally speaking, our negotiated contracts with our content providers allow us to add clients without generating a corresponding increase in our content acquisition costs.

General and administrative. General and administrative expenses decreased to approximately $269,010 for the three months ended September 30, 2004 from approximately $361,516 for the three months ended September 30, 2003, a decrease of $92,506 (25.6%). In the period ended September 30, 2003, we no longer were amortizing the value of the stock issued to employees, but we did incur a charge of $165,000 for consultant fees expensed during the period from the issuance of 150,000 shares of registered common stock issued in September 2003. Without such an expense, general and administrative expense for the period ended September 30, 2004 would have increased by approximately $50,000 which reflects the increase in salary expense resulting from the addition of more employees. We anticipate our general and administrative expenses to increase as we continue to grow our business.

Other income (expense). Other income (expense) was approximately $19,179 for the three months ended September 30, 2003, as compared to other income (expense) $937 for the three months ended September 30, 2003.

Amortization and depreciation. Amortization and depreciation expenses increased to approximately $84,096 for the three months ended September 30, 2004 from approximately $4,317 for the three months ended September 30, 2003. The primary reason for this increase is the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003, which we have valued at $1,039,146. The contracts we purchased are being amortized over a three period. Other property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Liquidity and Capital Resources

For the three months ended September 30, 2004, we sustained operating losses of $129,717 compared to operating losses of $216,923 for the three months ended September 30, 2003. The decrease in operating losses of $87,206 (40.2%) was due primarily to an increase in net revenues of $70,273.

Net cash provided by financing activities was ($20,514) for the three months ended September 30, 2004 compared to $764,210 for the three months ended September 30, 2003. During the three months ended September 30, 2003 we had raised money from selling our shares of Series B and C preferred stock as well borrowed money to pay part of the consideration for the acquisition of CNET Networks, Inc.'s Private Wire Division assets. Compared to the period ended September 30, 2004, wherein we had no capital raising activities and paid a dividend on our Series A preferred stock issued to CNET Networks, Inc.

The Company had a total stockholders' equity of $430,969 on September 30, 2004 compared to stockholders equity of $557,236 on June 30, 2004, a decrease of $126,267 (22.7%), resulting primarily from the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 (See discussion above).

As of September 30, 2004, our working capital position declined slightly by $45,517 to a negative $288,309 from a negative $242,792 at June30, 2004. The Company's current ratio for the period ended September 30, 2004 is 0.27:1, from a ratio of 0.31:1 for the year ended June 30, 2004. The slight decline in our working capital position is primarily from an increase in current accounts payables of approximately $71,540 (70.8%) of which $45,855 is the result of a payroll timing issue. The current liabilities as of September 30, 2004 and June 30, 2004, also include a $117,509 liability for discontinued operations. This debt is not being collected, but neither is it the type of debt terminable under any applicable statute of limitations provision.

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

On May 21, 2002, we issued a warrant to purchase 450,000 shares of our common stock to a firm pursuant to a Services Agreement of the same date, which services we allege were never delivered nor forthcoming. Accordingly, we cancelled this warrant in 2002. In 2004, this firm attempted to exercise the warrant, which we have no intention of honoring. The firm has threatened litigation to compel us to honor the warrant. We do not record this warrant as outstanding, and we have not recorded a reserve in regards to this matter because we believe the outcome will not result in an adverse judgment against the Company. Since receiving an initial letter from an attorney representing Willow-Cove in November of 2003 threatening to enforce the warrant by way of litigation, we have received no renewed threats of litigation by Willow-Cove or its attorneys, though Willow-Cove did attempt to exercise the warrant in full which we did not honor.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Securities Holders

None.

Item  5.  Other Information.

None

Item  6.  Exhibits and Reports on Form 8-K.


Exhibits

 (10)      10.40   Warrant  issued  to  Wilfred  Shaw  dated  October  1,  2004, attached hereto.

           10.41 2004-1 Employee Compensation Plan dated August 25, 2004, attached hereto.

           10.42 2004-2 Consultant and Advisor Services Plan dated October 20, 2004.

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

                                    FINANCIALCONTENT, INC.
                                    Registrant


Date:November 12, 2004              /S/ WING YU
                                    -----------
                                    Wing Yu
                                    Chief Executive Officer