Form 10QSB
period 2004-12-31
FINANCIALCONTENT INC
filed 2005-02-14
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,687,692.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                DECEMBER 31, 2004






                                 C O N T E N T S



Consolidated Balance Sheets..............................................1 - 2

Consolidated Statements of Operations and Comprehensive Income...............3

Consolidated Statements of Cash Flows........................................4

Notes to Consolidated Financial Statements..............................5 - 16

                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2004 AND JUNE 30, 2004




                              ASSETS                           December 31,   June 30,
                              ------                              2004         2004
                                                                ---------    ---------
Current Assets:                                                (unaudited)   (audited)

     Cash and cash equivalents                                  $   7,771    $  11,100
     Short-term investments in marketable securities                9,200          600
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $20,151 and $13,972, respectively)             78,106       83,252
     Prepaid expenses                                               4,342        7,381
     Deposits                                                       8,545        8,545
                                                                ---------    ---------

        Total Current Assets                                      107,964      110,878
                                                                ---------    ---------

Property and Equipment :
     Office furniture                                              12,112       12,112
     Equipment                                                    152,755      149,409
     Software                                                       2,193          998
                                                                ---------    ---------

        Property and Equipment, cost                              167,060      162,519

     Accumulated depreciation                                    (116,987)    (102,743)
                                                                ---------    ---------

        Property and Equipment, net                                50,073       59,776
                                                                ---------    ---------

Other Assets:
     Long-term investments                                          4,952        4,952
     Purchased contracts - CNET (net of amortization
        of $455,770 and $303,846, respectively)                   583,376      735,300
                                                                ---------    ---------

        Total Other Assets                                        588,328      740,252
                                                                ---------    ---------

           Total Assets                                         $ 746,365    $ 910,906
                                                                =========    =========


                                   (continued)


                See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    AS OF DECEMBER 31, 2004 AND JUNE 30, 2004




               LIABILITIES AND STOCKHOLDERS' EQUITY     December 31,      June 30,
               ------------------------------------        2004             2004
                                                        ------------    ------------
Current Liabilities:                                    (unaudited)      (audited)

     Accounts payable                                   $    115,553    $    101,016
     Management fees due to related party                     66,184          36,184
     Payroll and taxes payable                                27,517              13
     Income taxes payable                                      1,600           1,600
     Other accrued expenses                                    1,741          45,659
     Deferred revenue                                         39,505          29,606
     Note payable - related parties                           59,125           8,234
     Accrued interest on notes payable                           563            --
     Liabilities of discontinued operations                  117,509         117,509
     Dividend Payable                                         26,549          13,849
                                                        ------------    ------------

        Total Current Liabilities                            455,846         353,670
                                                        ------------    ------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value;
           2,239,910 shares issued and outstanding             2,240           2,240
        Preferred stock Series B, $0.001 par value;
           1,033,334 shares issued and outstanding             1,033           1,033
        Preferred stock Series C, $0.001 par value;
           1,301,334 shares issued and outstanding             1,301           1,301
        Preferred stock Series D, $0.001 par value;
           4,000,000 shares issued and outstanding             4,000           4,000
     Common stock, $0.001 par value; 900,000,000
        shares authorized; 9,647,692 and 9,455,192
        issued and outstanding, respectively                   9,648           9,455
     Additional paid-in-capital                           19,533,059      19,355,020
     Accumulated other comprehensive loss                    (67,576)        (67,999)
     Accumulated deficit                                 (19,193,186)    (18,747,814)
                                                        ------------    ------------

        Total Stockholders' Equity                           290,519         557,236
                                                        ------------    ------------


           Total Liabilities and Stockholders' Equity   $    746,365    $    910,906
                                                        ============    ============



                See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003


                                                     Three months ended              Six months ended
                                                         December 31,                  December 31,
                                                  --------------------------    --------------------------
                                                     2004            2003          2004           2003
                                                  -----------    -----------    -----------    -----------
Revenues:                                         (unaudited)    (unaudited)   (unaudited)     (unaudited)
     Net revenues                                 $   298,048    $   232,128    $   583,366    $   447,173
     Costs of revenues                                (80,179)       (17,444)      (123,239)       (64,380)
                                                  -----------    -----------    -----------    -----------
                                                      217,869        214,684        460,127        382,793
                                                  -----------    -----------    -----------    -----------

Operating Expenses:
     Business development                               1,501          1,000          8,357          1,000
     General and administrative                       446,870        213,019        715,880        574,155
     Amortization and depreciation                     82,071          6,415        166,167         10,732
                                                  -----------    -----------    -----------    -----------
        Total Operating Expenses                      530,442        220,434        890,404        585,887
                                                  -----------    -----------    -----------    -----------

        Loss from Operations                         (312,573)        (5,750)      (430,277)      (203,094)
                                                  -----------    -----------    -----------    -----------

Other Income (Expense):
     Interest income                                     --             --                6           --
     Other income                                       9,762            193         10,693            260
     Interest expense                                    (563)       (52,816)          (563)       (72,062)
                                                  -----------    -----------    -----------    -----------

        Total Other Income(Expense)                     9,199        (52,623)        10,136        (71,802)
                                                  -----------    -----------    -----------    -----------

     Net loss before taxes                           (303,374)       (58,373)      (420,141)      (274,896)

        Provision for income tax                         --             (400)          (250)          (800)
                                                  -----------    -----------    -----------    -----------

     Net loss                                        (303,374)       (58,773)      (420,391)      (275,696)
                                                  -----------    -----------    -----------    -----------

        Preferred stock dividend                      (12,281)       (12,500)       (24,981)       (12,500)
                                                  -----------    -----------    -----------    -----------

           Net loss attributable to common
           stockholders                           $  (315,655)   $   (71,273)   $  (445,372)   $  (288,196)
                                                  -----------    -----------    -----------    -----------

Other comprehensive income:
     Unrealized gain/(loss) on securities                 423            (40)           423            (40)
                                                  -----------    -----------    -----------    -----------


Comprehensive Loss                                $  (315,232)   $   (71,313)   $  (444,949)   $  (288,236)
                                                  ===========    ===========    ===========    ===========


Total loss per share (basic and diluted)          $     (0.03)   $     (0.01)   $     (0.05)   $     (0.03)
                                                  ===========    ===========    ===========    ===========

Shares used in per share calculation (basic and
diluted)                                            9,512,475      8,820,513      9,484,051      8,745,784
                                                  ===========    ===========    ===========    ===========

                See accompanying notes fo financial statements.

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003


                                                          2004         2003
                                                        ---------    ---------
Operating Activities:                                  (unaudited)   (unaudited)

     Net Loss                                           $(445,372)   $(288,196)

Adjustments to reconcile  net (loss)
  to net cash provided by (used in)
  operating activities:
     Amortization and depreciation                        166,167       10,732
     Allowance for bad debts                                6,179         --
     Issuance of common stock for services                178,232      187,000
     Preferred stock dividends                             24,981       12,500

Changes in operating assets and liabilities:
     Accounts receivable - trade                           (1,033)     (81,188)
     Deposits                                                --         (1,600)
     Prepaid expenses                                       3,039       (8,965)
     Income tax payable                                      --            800
     Short Term Investments                                (8,177)        --
     Accounts payable                                      14,536      (56,549)
     Accrued liabilities and expenses                     (43,918)    (166,494)
     Management fees due to related party                  30,000         --
     Payroll and taxes payable                             27,504     (152,644)
     Deferred revenue                                       9,899        6,062
     Accrued interest                                         564      (86,440)
     Other                                                   --           (710)
                                                        ---------    ---------

        Net cash used in operating activities             (37,399)    (625,692)
                                                        ---------    ---------

Investing activities:
     Purchase of property and equipment                    (4,541)     (32,283)
     Purchase of CNET contracts                              --       (175,000)
                                                        ---------    ---------

        Net cash provided by investing activities          (4,541)    (207,283)
                                                        ---------    ---------

Financing activities:
     Proceeds from sale of Preferred Stock - Series B        --        310,000
     Proceeds from sale of Preferred Stock - Series C        --        942,251
     Proceeds notes payable - related party                23,100      272,000
     Payments on amounts due to related parties              --       (548,648)
     Payments on advances from shareholders               (35,409)        --
     Proceeds from advances from shareholders              63,201         --
     Payment of Preferred Stock dividend                  (12,281)        --
                                                        ---------    ---------

        Net cash provided by financing activities          38,611      975,603
                                                        ---------    ---------

        Increase (Decrease) in cash and cash
        equivalents                                        (3,329)     142,628

Cash and cash equivalents, beginning of period             11,100        8,327
                                                        ---------    ---------

Cash and cash equivalents, end of period                $   7,771    $ 150,955
                                                        =========    =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for

        Interest                                        $    --      $ 148,882
                                                        =========    =========
        Taxes                                           $     250    $    --
                                                        =========    =========
        Conversion of payable into preferred stock      $    --      $   4,000
                                                        =========    =========
        Issuance of common stock for services           $ 178,232    $ 187,000
                                                        =========    =========
        Issuance of preferred stock for contracts       $    --      $ 864,146
                                                        =========    =========
        Barter transactions                             $  93,661    $    --
                                                        =========    =========

                See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business

FinancialContent, Inc., ("FC" or the "Company"), a Delaware corporation (www.financialcontent.com), offers financial-related services on the World Wide Web, through its wholly-owned subsidiary, FinancialContent Services, Inc. The Company provides stock quotes and other financial data and information to website interests and print media.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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


F.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $61,657 for the period ended December 31, 2004, $58,711 of which were paid by barter service transactions. The Company incurred advertising expenses of $225 for the period ended December 31, 2003, none of which were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the periods ended December 31, 2004 and 2003 due to the Company having a net loss from operations at December 31, 2004 and 2003.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $20,151 of accounts receivable as of December 31, 2004. Management estimated that no such reserves were warranted at December 31, 2003.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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


P.       Reclassifications

Certain   reclassifications  were  made  to  the  December  31,  2003  financial statements' presentation in order to conform to the December 31, 2004 financial statements' preparation.


Q.       Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for periods beginning after June 15, 2005. The Company is currently evaluating the level of impact on the consolidated statement of operations as result of implementing this standard due to the Company being required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Q.       Recent Accounting Pronouncements (continued)

In April 2004, the Emerging Issues Task Force ("EITF") issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share " ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The
Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Q.       Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 151 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.



2.       Equity Transactions
         -------------------

A.       Issuance of Common Stock

The Company concluded private placement offerings of its stock during the periods ended December 31, 2003 and 2004 and converted debt into common stock. The Company also issued common stock to individuals and companies in lieu of cash compensation.


Transactions during the period ended December 31, 2003
------------------------------------------------------

In September 2003, the Company issued 150,000 shares of registered common stock, having a market value of $165,000, to an individual for consulting services.

In November 2003, the Company issued 20,000 shares of registered common stock, having a market value of $22,000, to an individual for consulting services.


Transactions during the period ended December 31, 2004
------------------------------------------------------

In September 2004, the Company issued 2,500 shares of registered common stock to an employee for compensation.

In November 2004, the Company issued 150,000 shares of registered common stock, having a market value of $136,909, to an individual for consulting services.

In December 2004, the Company issued 40,000 shares of registered common stock, having a market value of $37,873, for consulting services.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.       Equity Transactions (continued)
         ------------------------------

B.       Warrants

In July 2004, the Company granted Wilfred Shaw, a related party, a warrant to purchase up to 1,400,000 shares of the Company's common stock at $1.30 per share. The warrants were issued in October 2004 and expire 2 years from the date of grant.


C.       Preferred Stock Issuances

Series A
--------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances (continued)

Series B
--------

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


Series C
--------

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


Series D
--------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



3.       Stock-Based Compensation
         -------------------------

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                                        Six Months ended December 31,
                                                 ---------------------------------------
                                                       2004                  2003
                                                 ------------------    -----------------
Net Loss                                         $       (420,391)     $       (275,696)

Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss                          --                    --

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                               (93,725)                 --
                                                 ------------------    -----------------

      Pro forma                                  $       (514,116)     $       (275,696)
                                                 ==================    =================

Net loss per share - basic and diluted
      As reported                                $          (0.05)     $          (0.03)
      Pro forma                                  $          (0.05)     $          (0.03)

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



3.       Stock-Based Compensation (continued)
         ------------------------------------
The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                   Six Months ended December 31,
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



4.       Related Party Transactions
         --------------------------
The following transactions occurred between the Company and certain related parties:


A.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of December 31, 2004, SharpManagement was due $66,184.


B.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current Chief Strategy Officer and Board Chairman of FinancialContent. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Financial Content on loans made by APV to the Company.

During the six-month period ended December 31, 2004, APV advanced $23,100 to the Company. The notes are due twelve months from issue date and bear interest at 12% per annum.



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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


5.       Commitments and Contingencies (continued)
         -----------------------------------------

B.       Operating Leases

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The Company leases the facility under a 38-month agreement that terminates on July 31, 2005. All operations including system development, control and maintenance are now performed at this facility.

During fiscal 2004, the Company also extended the lease of its office space in New York City for an additional one-year term.

For the periods ended December 31, 2004 and 2003, total rent expense was $31,537 and $28,252, respectively.



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


7.       Subsequent Events
         -----------------

In January 2005, the Company issued 40,000 shares of registered common stock to an individual for consulting services.

Item 2.  Management's Discussion and Analysis

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10KSB for the year ended June 30, 2004. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

We are a leading content solution provider specializing in the integration and delivery of financial data and tools to web sites and corporate intranets. We offer a full suite of financial data deployable through an interactive online platform. Our flagship product, Studio 3.5, has won rave reviews from our clients and industry media for the software's ease of use and speed of deployment. We also offer a full suite of complementary services, including web development and hosting, that targets the online media and financial services industries as well as delivery of financial data for use by the print media.

We pride ourselves on being a pioneer in online content integration. Our mission is to empower our clients with the ability to customize and manage their own deployments. With over 300 deployments worldwide, our client base includes banks, brokerages, credit unions, and application service providers, as well as diversified media businesses and Fortune 500 companies. Our revenues in our most recently completed fiscal year more than doubled our revenues from the previous year as a result in part of our purchase of CNET Network, Inc.'s Private Wire Division client contracts. Our revenues continue to grow as we continue to implement our strategic business plan. Elements of our strategy include:

     o Targeting businesses in industries that require robust online market analysis tools and financial information on their web sites, as we continue to develop content packages targeting specific industries;
     o Developing and marketing innovative products and services to attract and retain clients, including continuously developing new delivery and caching systems to maximize the scalability and availability of the data delivery service; and
     o Accelerating our technology development and gaining access to compelling content, applications and functionality through strategic alliances.

Our service is deployed to a wide range of companies, including:

     o   Adaptec - storage access solution provider
     o   Adobe Europe - imaging software developer
     o   Advest - financial services
     o   Bayer  Corporation  - health  care and  chemicals  group
     o   Biospace - Research firm for pharmaceuticals industry
     o   Boston Globe - media company
     o   Capital Fulfillment Group - financial services marketing firm
     o   Career Innovations - bioscience portal
     o   Cinapsys - online investor relations firm
     o   CNET Networks, Inc. - online portal
     o   Crain Communications, Inc. - media group
     o   Earl G. Graves, Ltd. - print and online media company
     o   Entrust Capital - investment bank
     o   eMap - European publisher and media company
     o   Friedman Billings Ramsey - investment bank

     o   Genworth Financial - financial services company
     o   GTC Telecom - telecommunications company
     o   Investopedia, Inc - online investor education
     o   Market Wire - wire service
     o   Media News Group - media company
     o   OneFN - online financial direct marketing network
     o   PennWell Corporation - print and online trade publications
     o   Phoenix Newspapers - media group
     o   PR Newswire - wire service
     o   The Red Herring - print and online media company
     o Rome & Haas - chemical company o San Francisco Chronicle - online and print media company
     o   Scripp's - publisher and media company
     o   ValueRich - high net-worth lifestyle magazine
     o   Viacom Television Stations Group - media company
     o   Viavid - online investor relations firm

In the quarter ended December 31, 2004, our most significant business and corporate developments included:

     o To increase the visibility of our stock and broker interest, we sought and received approval for listing in the Mergent Manual and News Reports, a recognized securities manual in 38 states for purposes of blue sky manual exemption;
     o As a public service, we signed a memorandum of understanding with the State of California, Governor's Office of Emergency Services, to become a carrier of emergency service bulletins;
     o In fulfilling the needs of certain clients, we added real-time SEC filings through a partnership with Global Securities Information, Inc.;
     o In a demonstration of our continuing ingenuity, we announced that our Innovative Technologies Group (ITG) had developed a software engine that enhances the ability of traders to track intraday stock movement; and
     o As a testament to our continued growth, our client roster also grew with the additions of GoErie.com, IPOX Shuster, SearchBug, SignOnSanDiego, as well as being selected by Rome & Hass to power their enterprise portal.

Results of Operations for the three months ended December 31, 2004 and 2003
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $298,048 for the three months ended December 31, 2004, from approximately $232,128 for the three months ended December 31, 2003. This increase of $65,920 (28.4%) in revenues is attributed to the steady and ongoing growth of our business over the last year. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Revenue also includes the value of our services bartered in exchange for advertising. Fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Costs of Revenues increased to $80,179 for the three months ended December 31, 2004, from approximately $17,444 for the three months ended December 31, 2003. This increase of $62,735 (459.6%) in costs of revenues is the result of purchasing specialized content requested by certain clients. Though, generally speaking, our negotiated contracts with our content providers allow us to add clients without generating a corresponding increase in our content acquisition costs. This increase in cost of revenues is also the result of an increase in general website expense as well as an increase in our web/hosting expense from increasing traffic as we add more and larger clients.

General and administrative. General and administrative expenses increased to approximately $446,870 for the three months ended December 31, 2004 from approximately $213,019 for the three months ended December 31, 2003, an increase of $233,851 (209.7%). This increase is primarily the result from issuing shares of our Company's common stock during the three months ended December 31, 2004 to consultants in exchange for services. The value of these shares upon issuance in the aggregate was $174,782. Without such an expense, general and administrative expense for the period ended December 31, 2004 would have increased by approximately $50,000 which reflects increased salary expense over the period ended December 31, 2003. We anticipate our general and administrative expenses to increase as we continue to grow our business.

Other income. Other income was approximately $9,199 for the three months ended December 31, 2004, as compared to other income (expense) $52,263 for the three months ended December 31, 2003. This change is primarily the result of our paying down our loans and accumulated interest and not financing our activities with any new or additional large scale debt financing obligations.

Amortization and depreciation. Amortization and depreciation expenses increased to approximately $82,071 for the three months ended December 31, 2004 from approximately $6,415 for the three months ended December 31, 2003. The primary reason for this increase is the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003, which we have valued at $1,039,146. The contracts we purchased are being amortized over a three year period. Other property and equipment are being depreciated over their estimated useful life, which is generally three to seven years using the straight-line method.

Liquidity and Capital Resources

For the three months ended December 31, 2004, we sustained operating losses of $312,573 compared to operating losses of $5,750 for the three months ended December 31, 2003. The increase in operating losses of $306,823 was due primarily to the increase in compensating consultants with our common stock while we reserve our cash for other general and administrative expenses, plus increasing cost of revenues and salary expense as the Company continues to grow.

Net cash provided by financing activities was ($38,611) for the six months ended December 31, 2004 compared to $975,603 for the six months ended December 31, 2003. During the six months ended December 31, 2003 we had raised money from selling our shares of Series B and C preferred stock as well as borrowed money to pay part of the consideration for the acquisition of CNET Networks, Inc.'s Private Wire Division assets. Compared to the six months ended December 31, 2004, wherein we had no capital raising activities and rather paid dividends on our Series A preferred stock issued to CNET Networks, Inc.

The Company had a total stockholders' equity of $290,519 on December 31, 2004 compared to stockholders equity of $557,236 on June 30, 2004, a decrease of $266,717 (91.8%), resulting primarily from the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 (See discussion above).

As of December 31, 2004, our working capital position declined by $105,090 to a negative ($347,882) from ($242,792) at June 30, 2004. The Company's current ratio for the period ended December 31, 2004 is 0.24:1, from a ratio of 0.31:1 for the year ended June 30, 2004. The slight decline in our working capital position is primarily a result from an accumulation of management fees owed to SharpManagement, LLC under a Management and Consulting Agreement and an increase in notes payables to related parties of $59,125. The current liabilities as of December 31, 2004 and June 30, 2004, also includes a $117,509 foreign payroll tax liability for discontinued operations dating back to 1999. This debt is not being actively collected, but neither is it the type of debt that is terminable under any applicable statute of limitations provision.

Our future capital requirements depend on numerous factors, including continuing and growing market acceptance of the service offered by FinancialContent Services, and the timing and rate of expansion of FinancialContent Services' business. Over the course of the new calendar year, we intend to use our cash and funds raised through debt and equity financing to expand our sales staff. Our continued existence is dependent upon our ability to continue to increase operating revenues and/or raise additional equity and/ or financing to grow our business. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders will result.

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

                           PART II - OTHER INFORMATION

Item  1. Legal Proceedings.

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Except as directed below, the Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations. For additional information, please see the Company's Form 10QSB for the period ended September 30, 2004, filed on November 15, 2004.

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

None.

                                   SIGNATURES
                           --------------------------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date:February 11, 2005              /S/ WING YU
                                    ----------------------------
                                    Wing Yu
                                    Chief Executive Officer