Form 10QSB
period 2005-03-31
FINANCIALCONTENT INC
filed 2005-05-16
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from _____ to _____

                         Commission file number 0-28377


                             FINANCIALCONTENT, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                             94-3319536
-------------------------------                          ----------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 MARCH 31, 2005







                                 C O N T E N T S



Consolidated Balance Sheets.............................................1 - 2

Consolidated Statements of Operations and Comprehensive Income..............3

Consolidated Statements of Cash Flows.......................................4

Notes to Consolidated Financial Statements.............................6 - 17


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2005 AND JUNE 30, 2004

-

                                  ASSETS                         March 31,        June 30,
                                  ------                           2005            2004
                                                                -----------    -----------
Current Assets:                                                 (unaudited)     (audited)
     Cash and cash equivalents                                  $    56,290    $    11,100
     Short-term investments in marketable securities                  7,467            600
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $22,335 and $13,972, respectively)               70,152         83,252
     Prepaid expenses                                                23,396          7,381
     Deposits                                                         6,945          8,545
                                                                -----------    -----------

        Total Current Assets                                        164,250        110,878
                                                                -----------    -----------
Property and Equipment :
     Office furniture                                                12,748         12,112
     Equipment                                                      166,234        149,409
     Software                                                         3,891            998
                                                                -----------    -----------

        Property and Equipment, cost                                182,873        162,519

     Accumulated depreciation                                      (124,460)      (102,743)
                                                                -----------    -----------

        Property and Equipment, net                                  58,413         59,776
                                                                -----------    -----------

Other Assets:
     Long-term investments                                            5,048          4,952
     Purchased contracts - CNET (net of amortization
        of $531,732 and $303,846, respectively)                     507,414        735,300
                                                                -----------    -----------

        Total Other Assets                                          512,462        740,252
                                                                -----------    -----------

           Total Assets                                         $   735,125    $   910,906
                                                                ===========    ===========

                 See accompanying notes to financial statements.

                                   (continued)

                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF MARCH 31, 2005 AND JUNE 30, 2004


                   LIABILITIES AND STOCKHOLDERS' EQUITY                    March 31,        June 30,
                   ------------------------------------                      2005            2004
                                                                        -------------    -------------
Current Liabilities:                                                     (unaudited)        (audited)
     Accounts payable                                                   $     128,240    $     101,017
     Management fees due to related party                                      94,892           36,184
     Payroll and taxes payable                                                 60,580               13
     Income taxes payable                                                       1,200            1,600
     Other accrued expenses                                                     1,862           45,660
     Deferred revenue                                                          48,741           29,606
     Note payable - related parties                                           122,284            8,234
     Accrued interest on notes payable                                          2,314             --
     Liabilities of discontinued operations                                   117,509          117,509
     Dividend Payable                                                          26,548           13,849
                                                                        -------------    -------------

        Total Current Liabilities                                       $     604,170    $     353,672
                                                                        -------------    -------------
Stockholders' Equity:
     Preferred stock,
        200,000,000 shares authorized  Preferred stock Series A,
        $0.001 par value; 2,239,910 shares
           issued and outstanding                                               2,240            2,240
        Preferred stock Series B, $0.001 par value; 1,033,334 shares
           issued and outstanding                                               1,033            1,033
        Preferred stock Series C, $0.001 par value; 1,301,334 shares
           issued and outstanding                                               1,301            1,301
        Preferred stock Series D, $0.001 par value; 4,000,000 shares
           issued and outstanding                                               4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares authorized;
        10,369,276 and 9,455,192 issued and outstanding, respectively          10,370            9,455
     Additional paid-in-capital                                            19,680,831       19,355,020
     Accumulated other comprehensive loss                                     (69,213)         (67,999)
     Accumulated deficit                                                  (19,499,607)     (18,747,816)
                                                                        -------------    -------------

        Total Stockholders' Equity                                            130,955          557,234
                                                                        -------------    -------------

           Total Liabilities and Stockholders' Equity                   $     735,125    $     910,906
                                                                        =============    =============

                 See accompanying notes to financial statements

                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004


                                              Three months ended March 31,  Nine months ended March 31,
                                              --------------------------    --------------------------
                                                  2005           2004           2005          2004
                                              -----------    -----------    -----------    -----------
Revenues:                                      (unaudited)     (unaudited)   (unaudited)    (unaudited)
     Net revenues                             $   332,700    $   236,098    $   916,066    $   683,271

     Costs of revenues                            (69,708)       (51,725)      (192,947)      (116,105)
                                              -----------    -----------    -----------    -----------
                                                  262,992        184,373        723,119        567,166
                                              -----------    -----------    -----------    -----------
Operating Expenses:
     Business development                           1,084            463          9,441          1,463

     General and administrative                   470,912        264,058      1,186,792        838,212
     Amortization and depreciation                 83,436          7,822        249,603         18,554
                                              -----------    -----------    -----------    -----------
        Total Operating Expenses                  555,432        272,343        858,229
                                                                                             1,445,836
                                              -----------    -----------    -----------    -----------

        Loss from Operations                     (292,440)       (87,970)      (722,717)      (291,063)
                                              -----------    -----------    -----------    -----------

Other Income (Expense):
     Interest income                                 --             --                6           --
     Reserve agreement                               --         (146,000)          --         (146,000)
     Other income                                      50             71         10,743            331

     Interest expense                              (1,750)          --           (2,313)       (72,062)
                                              -----------    -----------    -----------    -----------

        Total Other Income(Expense)                (1,700)      (145,929)         8,436       (217,731)
                                              -----------    -----------    -----------    -----------

     Net loss before taxes                       (294,140)      (233,899)      (714,281)      (508,794)

        Provision for income tax                     --           (5,600)          (250)        (6,400)
                                              -----------    -----------    -----------    -----------

     Net loss                                    (294,140)      (239,499)      (714,531)      (515,194)
                                              -----------    -----------    -----------    -----------


        Preferred stock dividend                  (12,281)       (12,500)       (37,262)       (25,000)
                                              -----------    -----------    -----------    -----------

           Net loss attributable to common
           stockholders                       $  (306,421)   $  (251,999)   $  (751,793    $  (540,194
                                              ===========    ===========    ===========    ===========

Other comprehensive income:
     Unrealized gain/(loss) on securities            (897)          --             (474)           (40)
                                              -----------    -----------    -----------    -----------

Comprehensive Loss                            $  (307,318)   $  (251,999)   $  (752,267)   $  (540,234)
                                              ===========    ===========    ===========    ===========


Total loss per share (basic and diluted)      $     (0.03)   $     (0.03)   $     (0.08)   $     (0.06)
                                              ===========    ===========    ===========    ===========

Shares used in per share calculation (basic
and diluted)                                    9,633,918      8,852,390      9,940,314      8,781,061
                                              ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                        2005           2004
                                                     -----------    -----------
                                                     (unaudited)     (unaudited)
Operating Activities:
     Net Loss                                        $  (714,531)   $  (515,194)

Adjustments to reconcile  net (loss)
     to net cash provided by (used in)
     operating activities:
        Amortization and depreciation                    249,603         18,554
        Allowance for bad debts                            8,363           --
        Issuance of common stock for services            316,726        187,000
        Reserve for settlement of investment
        agreement                                           --          146,000
        Change in liabilities of discontinued
        operations                                          --          (60,000)

Changes in operating assets and liabilities:
     Accounts receivable - trade                           4,737        (79,268)
     Deposits                                              1,600         (1,600)
     Prepaid expenses                                    (16,015)       (15,089)
     Income tax payable                                     (400)           800
     Short term investments                               (1,310)          --
     Accounts payable                                     27,223        (60,155)
     Accrued liabilities and expenses                    (43,796)      (105,730)
     Management fees due to related party                 58,708         11,000
     Payroll and taxes payable                            60,567       (215,621)
     Deferred revenue                                     19,135         (9,411)
     Accrued interest                                      2,314        (86,440)
     Shareholder advance                                    --           50,000
     Other                                                  --          (11,709)
                                                     -----------    -----------

        Net cash used in operating activities            (27,076)      (746,863)
                                                     -----------    -----------
Investing activities:
     Purchase of property and equipment                  (20,354)       (54,251)
     Purchase of short-term investment                    (6,867)          --
     Purchase of CNET contracts                             --         (175,000)
                                                     -----------    -----------

        Net cash provided by investing activities        (27,221)      (229,251)
                                                     -----------    -----------

                See accompanying notes to financial statements.

                                    (continued)

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 (continued)

Financing activities:
     Proceeds from sale of common stock                   10,000           --
     Proceeds from exercise of warrants                     --           50,000
     Proceeds from sale of Preferred Stock -
     Series B                                               --          310,000
     Proceeds from sale of Preferred Stock -
     Series C                                               --        1,002,250
     Proceeds on notes payable - related party           118,100           --
     Payments on notes payable - related party              --         (548,648)
     Payments on advances from officers                  (43,000)       (50,000)
     Proceeds from advances from officers                 38,950        222,000
     Payment of preferred stock dividend                 (24,563)       (11,510)
                                                     -----------    -----------

        Net cash provided by financing activities         99,487        974,092
                                                     -----------    -----------

        Increase (Decrease) in cash and cash
        equivalents                                       45,190         (2,022)

Cash and cash equivalents, beginning of period            11,100          8,327
                                                     -----------    -----------

Cash and cash equivalents, end of period             $    56,290    $     6,305
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                     $      --      $   148,882
                                                     ===========    ===========
        Taxes                                        $       250    $     5,600
                                                     ===========    ===========
     Conversion of payable into preferred stock      $      --      $     4,000
                                                     ===========    ===========
     Issuance of common stock for services           $   887,332    $   187,000
                                                     ===========    ===========
     Issuance of common stock for future services    $   604,200    $      --
                                                     ===========    ===========
     Issuance of preferred stock for contracts       $      --      $   864,146
                                                     ===========    ===========
     Barter transactions                             $    93,896    $      --
                                                     ===========    ===========

                 See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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


E.       Revenue Recognition

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes, news), via a hosted private-label service, to other Internet properties on a subscription basis. The Company records revenue when the content is delivered to the customer.


F.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $98,867 for the period ended March 31, 2005, $93,896 of which were paid by barter service transactions. The Company incurred advertising expenses of $14,303 for the period ended March 31, 2004, none of which were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the periods ended March 31, 2005 and 2004 due to the Company having a net loss from operations at March 31, 2005 and 2004.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $22,335 and $13,972 of accounts receivable as of March 31, 2005 and June 30, 2004, respectively.


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


O.       Stock-Based Compensation

The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, FIN 44 and SFAS 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions. All non-employee stock option and warrant grants are accounted for under the fair value method. As such, compensation expense for employee stock option and warrant grants would be recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


1.       Summary of Significant Accounting Policies (continued)

O. Stock-Based Compensation (continued)

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


P.       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("FAS 123R"). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year ended June 30, 2005. With the adoption of this new statement, the Company will have to recognize substantially more compensation expense in the future. This may have a material adverse impact on the Company's financial position and results of operations in the future.


2.       Equity Transactions

A.       Issuance of Common Stock

Transactions during the nine months ended March 31, 2004

The Company concluded private placement offerings of its stock during the periods ended March 31, 2004 and 2005. The Company also issued common stock to individuals in lieu of cash compensation.

In September 2003, the Company issued 150,000 shares of registered common stock, having a market value of $165,000, to an individual for consulting services.

In November 2003, the Company issued 20,000 shares of registered common stock, having a market value of $22,000, to an individual for consulting services.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


2.       Equity Transactions (continued)

A.       Issuance of Common Stock (continued)

Transactions during the nine months ended March 31, 2004 (continued)

In March 2004, an individual converted warrants into 200,000 shares of the Company's common stock at an aggregate exercise price of $50,000.

In March 2004, an individual converted 30,000 shares of Series C Preferred Stock into 30,000 shares of the Company's common stock.


Transactions during the nine months ended March 31, 2005

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

In January of 2005, the Company issued 40,000 shares of its common stock registered under form S-8 to an individual in exchange for consulting services valued at $45,320.

In February of 2005, the Company issued 600,000 shares its common stock registered under form S-8 to an individual in exchange for a year of consulting services valued at $604,200.

In February of 2005, the Company issued 40,000 shares of its common stock registered under form S-8 to an individual in exchange for consulting services valued at $33,720.

In March of 2005, an individual purchased 11,584 shares of the Company's common stock at an aggregate purchase price of $10,000. The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In March of 2005, the Company issued 30,000 shares of its common stock registered under form S-8 to an individual in exchange for consulting services valued at $25,860.


B.       Warrants

As of March 31, 2005, the company has an outstanding warrant which expires in July 2006 that is convertible into 1,400,000 shares of common stock at an exercise price of $1.30 per share. The warrant expires 2 years from the date of grant.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


2.       Equity Transactions (continued)

B. Warrants (continued)

As of March 31, 2005, the company has an outstanding warrant which expires in July 2006 that is convertible into 380,000 shares of common stock at an exercise price of $0.75 per share. The warrant expires 1 year from the date of grant.

As of March 31, 2005, the company has an outstanding warrant which expires in April 2005 that is convertible into 350,000 shares of common stock at an exercise price of $0.75 per share. The warrant expires 1 year from the date of grant.

As of March 31, 2005, the company has an outstanding warrant which expires in June 2005 that is convertible into 100,000 shares of common stock at an exercise price of $0.75 per share. The warrant expires 1 year from the date of grant.


C.       Preferred Stock Issuances

As of March 31, 2005, the Company has the following classes of preferred stock issued and outstanding:

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


2.       Equity Transactions (continued)

C.       Preferred Stock Issuances (continued)

Series A (continued)

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

                            FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

In January 2002, the Board of Directors of the Company approved the Employee and Officer Incentive and Recognition Plan. The Plan is not a qualified stock option plan and authorizes the Plans compensation committee to make outright grants of the restricted stock to employees and officers of the company. Under the Plan, no one employee or officer may receive more than 20% of the shares authorized under the plan.

In June 2004, the Board of Directors of the Company approved an Employee Stock Option Plan as well as grants to the Company's employees. In general, granted options expire three months after the employee's termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2004 were not a part of a qualified stock option plan, however, the Board of Directors intends to bring the Plan before the shareholders of the Company for their approval in order to qualify the Plan under Rule 402 of the Internal Revenue Code. The exercise price was equal to the fair value of the stock.

In October 2004, the Board of Directors of the Company approved the 2004-2 Stock Compensation Plan. According to the terms of the 2004-2 Compensation Plan, the Company may issue up to 500,000 shares of its Common Stock to consultants or employees. As of March 31, 2005, all shares authorized by this Plan had been issued.

In January 2005, the Company cancelled a stock certificate representing 45,000 shares of its Common Stock issued to a former employee pursuant to the Company's 2002 Employee and Officer Retention and Recognition Plan. Concurrently, the Company caused a new certificate representing 45,000 shares of its Common Stock under the same plan to be issued to a current employee.

In February 2005, the Board of Directors of the Company approved the 2005-1 Consultant and Advisor Services Plan. According the terms of the 2005-1 Plan, the Company may issue up to 400,000 shares of its Common stock to consultants or employees. As of March 31, 2005, all shares authorized by this Plan had been issued.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



3.       Stock-Based Compensation

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                           Nine Months ended March 31,
                                          -----------------------------
                                             2005           2004
                                          -----------    -------------

Net Loss                                  $  (737,267)   $   (540,234)

Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss              --               --

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                  (137,138)            --
                                          -----------    -------------

      Pro forma                           $  (874,405)   $    (540,234)
                                          ===========    =============

Net loss per share - basic and diluted
      As reported                         $     (0.09)   $       (0.06)
      Pro forma                           $     (0.07)   $       (0.06)


The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                   Nine Months ended March 31,
                               -------------------------------------
                                     2005                2004
                               -----------------    ----------------

Risk-free interest rates             5.4%                  --
Expected lives (in years)             10                   --
Dividend yield                        --                   --
Expected volatility                  24%                   --

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


4.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company was required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Effective January 1, 2005, the amount was increased to $10,000 per month. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of March 31, 2005, SharpManagement was due $94,892.


B.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current CEO of Financial Content. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Financial Content on loans made by APV to the Company.

During the nine-month period ended March 31, 2005, APV advanced $118,100 to the Company. The notes are due twelve months from issue date and bear interest at 12% per annum.



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

For the periods ended March 31, 2005 and 2004, total rent expense was $47,090 and $45,240, respectively.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

In view of these matters, management believes that actions presently being taken to expand the Company's operations provide the opportunity for the Company to reach profitability. Additionally, the Company's focus on strategic investments will improve the Company's cash flow, profitability and ability to raise additional capital so that it can meet its strategic objectives.

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised additional capital through the sale of preferred stock and issuance of debt during 2005 and subsequent to March 31, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


7.       Subsequent Events

In April 2005, the Company extended for one year term of a warrant issued on April 30, 2004 for an additional two months.

In April 2005, the Company signed an investment banking agreement with Maxim Group, LLC, pursuant to which the Company agreed to issue a warrant to exercise 150,000 shares of the Company's restricted common stock at $1.20 per share for a 5 year term.

In April 2005, the Company received loans from its officers in the total aggregate amount of $19,000, payable within 30 days.

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

Our service is deployed to a wide range of companies, including:

     o   Adaptec - storage access solution provider
     o   Adobe Europe - imaging software developer
     o   Advest - financial services
     o   Bayer Corporation - health care and chemicals group
     o   Biospace - Research firm for pharmaceuticals industry
     o   Boston Globe - media company
     o   Cablevision/Optonline - broadband telecommunications company
     o   Capital Fulfillment Group - financial services marketing firm
     o   Career Innovations - bioscience portal
     o   Cinapsys - online investor relations firm
     o   CNET Networks, Inc. - online portal
     o   Crain Communications, Inc. - media group
     o   Earl G. Graves, Ltd. - print and online media company
     o   Entrust Capital - investment bank

     o   eMap - European publisher and media company
     o   Friedman Billings Ramsey - investment bank
     o   Genworth Financial - financial services company
     o   GTC Telecom - telecommunications company
     o   Investopedia, Inc - online investor education
     o   Market Wire - wire service
     o   Media News Group - media company
     o   OneFN -  online financial direct marketing network
     o   Quepasa.com -  Spanish-language online portal
     o   PennWell Corporation -  print and online trade publications
     o   Phoenix Newspapers - media group
     o   PR Newswire - wire service
     o   The Red Herring - print and online media company
     o   Rohm & Haas - chemical company
     o   San Francisco Chronicle - online and print media company
     o   Scripp's - publisher and media company
     o   ValueRich -  high net-worth lifestyle magazine
     o   Viacom Television Stations Group - media company
     o   Viavid - online investor relations firm


In the quarter ended March 31, 2005, our most significant business and corporate developments included:

     o In gaining recognition for our position in our sector, Emergent Growth Analytics initiated coverage of FinancialContent;

     o To expand our geographical reach, FinancialContent opened an office in Shanghai, China to start newsroom and wire service;

     o In continuing our commitment to develop new products and tools for our clients, FinancialContent Launched its SmartTicker 1.0 and its SWIFT investor relations tools;

     o   In   working   to   improve    investor    awareness   and   education,
         FinancialContent began collaborating with Genworth Financial to develop a financial education portal ; and

     o As a testament to our continued growth, Centient Consulting engaged FinancialContent for financial data and publishing solutions, and MoneySuccess selected FinancialContent to power their growth-value portfolio index.

Results of Operations for the three months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $332,700 for the three months ended March 31, 2005, from approximately $236,098 for the three months ended March 31, 2004. This increase of $96,602 (40.9%) in revenues is attributed to the steady and ongoing growth of our business over the last year, and the initial revenues received from licensing our Intra-day Momentum Value software which we launched in January 2005. We recognize income from FinancialContent Service's monthly subscription based fees and related customization charges upon collection. Fees received on annual subscriptions are amortized over the term of the service contract on a straight line basis. Revenue also includes the value of our services bartered in exchange for advertising. Fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Costs of Revenues increased to $69,708 for the three months ended March 31, 2005, from approximately $51,725 for the three months ended
March 31, 2004. This increase of $17,983 (34.8%) in costs of revenues is the result of increasing content costs from adding content vendors to fulfill our clients' needs for more specialized and varied content.

General and Administrative. General and administrative expenses increased to approximately $470,912 for the three months ended March 31, 2005 from approximately $264,058 for the three months ended March 31, 2004. This $206,854 (78.3%) increase in general and administrative expenses is primarily due to an increase in payroll expenses attributable to the hiring of new employees and wage increases in general to most of the Company's employees.

Other income (loss). Net other loss was approximately $1,700 for the three months ended March 31, 2005, as compared to net other loss of $145,929 for the three months ended March 31, 2004. This $144,229 (98.8%) drop is the result of no longer recording an additional reserve of $146,000 to account for a dispute we had with Swartz Private Equity, LLC regarding an equity line investment agreement we signed in June 2000 which we settled in the period ended June 30, 2004.

Results of Operations for the nine months ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $916,066 for the nine months ended March 31, 2005, from approximately $683,271 for the nine months ended March 31, 2004. This increase of $232,795 (34.1%) in revenues is attributed to the steady and ongoing growth of our business. We recognize income from FinancialContent Service's monthly subscription based fees and related customization charges upon collection. Fees received on quarterly and annual subscriptions are amortized over the term of the service contract on a straight line basis. Revenue also includes the value of our services bartered in exchange for advertising. Fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Costs of Revenues increased to $192,947 for the nine months ended March 31, 2005, from approximately $116,105 for the nine months ended
March 31, 2004. This increase of $76,842 (66.2%) in costs of revenues is the result of increasing content costs from adding content vendors to fulfill our clients' needs for more specialized and varied content, and the result of adding to our computer infrastructure and increased computer maintenance.

General and Administrative. General and administrative expenses increased to approximately $1,186,792 for the nine months ended March 31, 2005 from approximately $838,212 for the nine months ended March 31, 2004. This $348,580 (41.6%) increase in general and administrative expenses is primarily due to an increase in payroll and related expenses attributable to the hiring of new employees and to raises in general to most of the Company's employees; to a $20,471 (51.6%) increase from $39,708 in 2004 to $60,179 in 2005 in to commission expense as a direct result of the increases in revenues; to a $116,796 (62.5%) increase in fees paid to consultants ($303,796 for the nine months ended March 31, 2005, as compared to $118,700 for the nine months ended March 31, 2004), many of whom were paid in stock rather than in cash; offset by a $20,703 (92%) decrease from $22,445 in 2004 to $1,742 in 2005 in interest expense (expenses that were not incurred in the current year); and a $22,994 (84.1%) decrease from $27,357 in 2004 to $4,363 in 2005 in accounting consulting due to the Company's having shifted duties from a consultant to an employee.

Business Development. Business development expenses were $9,441 for the nine months ended March 31, 2005, compared to $1,463 for the same period in the prior year, for a net increase of $7,978 (545.32%) The increase is primarily due to approximately $4,000 expenses related to the Company's increased presence at trade shows and to $3,000 additional expense incurred by the Company for retaining the services of Wall Street Transcript in April 2004.

Amortization and Depreciation. Amortization and Depreciation Expenses increased from $18,554 for the nine months ended March 31, 2004, to $249,603 for the nine months ended March 31, 2005, an increase of $231,049 or 1,245.3%. This increase is almost entirely due to $227,886 amortization expense of the CNET contracts in the nine months ended March 31, 2005 compared to none recorded in the nine months ended March 31, 2004 because we did not begin recording the amortization until the fourth quarter of fiscal 2004.

Other income (loss). Net other income was approximately $8,436 for the nine months ended March 31, 2005, as compared to net other loss of $217,731 for the nine months ended March 31, 2004. This $226,167 (103.7%) change is primarily the result of the Company incurring $69,749 (96.8%) less interest expense due to having fewer loans outstanding, the result of the current year's $9,762 write-off of expired liabilities of discontinued operations, and the result of the prior year's incurrence of an additional reserve of $146,000 to account for a dispute we had with Swartz Private Equity, LLC regarding an equity line investment agreement we signed in June 2000, which we settled in the period ended June 30, 2004.

Income taxes. We have recorded an accumulated deficit plus other comprehensive loss of approximately $19,568,820 primarily due to loss carry forwards from continuing operations. Of this amount, $7,714,614 may be used to offset future United States and California income taxes. The net operating loss carry forward will not begin to expire until the year 2019.

Liquidity and Capital Resources

For the nine months ended March 31, 2005, we sustained operating losses of $722,717 compared to operating losses of $291,063 for the nine months ended March 31, 2004. The increase in operating losses of $431,654 (148.3%) was due primarily to an increase in general and administrative costs of $348,580 (41.6%) and increase in amortization and depreciation expenses of $231,049 (1,245.3%), offset by the increase in revenues of $232,795 (34.1%).

Net cash provided by financing activities was $99,487 for the nine months ended March 31, 2005 compared to $974,092 for the nine months ended March 31, 2004. This decrease of $874,605 (87.79%) over the prior period was primarily the result of the Company having fewer equity raising activities in the nine months ended March 31, 2005 as compared to the prior period wherein we raised $1,312,250 from the sale of shares of our preferred stock.

The Company had a total stockholders' equity of $130,955 on March 31, 2005 compared to stockholders equity of $557,234 on June 30, 2004, a decrease of $426,279 (76.5%) resulting primarily from an increase in the accumulated deficit and other comprehensive loss of $753,005, offset by an increase in paid-in capital of $325,811 (1.7%).

As of March 31, 2005, our working deficit position improved by $140,172 (24.2%) to $439,920 from $580,092 at March 31, 2004. The improvement in our working deficit position is primarily due to a $136,983 (53.8%) decrease in liabilities of discontinued operations ($117,509 at March 31, 2005, compared to $254,492 at March 31, 2004) and a $246,000 (100%) decrease from the total reserve recorded regarding the dispute we had with Swartz Private Equity, LLC that we settled in the period ended June 30, 2004, offset by $122,284 (100%) increase in notes payable to related parties ($122,284 at March 31, 2005 compared to $0 at March 31, 2004), a $58,086 (2,329.0%) increase in accrued wages and related liabilities ($60,580 at March 31, 2005, compared to $2,494 at March 31, 2004) and a $68,892 (265.00%) increase in management fees payable ($94,892 at March 31, 2005, compared to $26,000 at March 31, 2004) The Company's current ratio improved for the period ended March 31, 2005 to 0.27:1, from a ratio of 0.16:1 for the same period last year.

Our future capital requirements depend on numerous factors, including continuing and growing market acceptance of the service offered by FinancialContent Services, and the timing and rate of expansion of FinancialContent Services' business. Over the course of this calendar year, we intend to use our cash and funds raised through debt and/or equity financing to expand our sales staff. Our continued existence is dependent upon our ability to continue to increase operating revenues and/or raise additional equity and/or financing to grow our business. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders will result.

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

Exhibits

  (10)     10.43  Advisor's  Agreement  executed  by and between the Company and the Advisor dated January 31, 2005, attached hereto.

           10.44 Third Addendum to the Management and Consulting Agreement executed by and between the Company and SharpManagement.com, Inc. dated February 9, 2005, attached hereto.

  (31)     31.1   Certification by Wing Yu, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002, attached hereto.

           31.2   Certification by Thomas McAleer, Controller, as required under
                  Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto.

  (32)     32     Certification as required under Section 906 of  Sarbanes-Oxley
                  Act of 2002, attached hereto.


(b) Reports on Form 8-K

On January 11, 2005, the Company filed a Form 8-K disclosing under item 8.01 that it had agreed to license its newly developed Intra-day Momentum Value (IMV)
1.0 software under which the Company's annualized revenues would increase by approximately 30%.

On April 4, 2005, the Company filed a Form 8-K disclosing under item 8.01 that it was searching for new partners with whom to launch its newly developed Intra-day Momentum Value (IMV) 1.0 software.

                                   SIGNATURES
                           --------------------------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: May 13, 2005                  /S/ WING YU
                                    -----------
                                    Wing Yu
                                    Chief Executive Officer