Form 10KSB
period 2005-06-30
FINANCIALCONTENT INC
filed 2005-10-04
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.
                     For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the transition period from _____ to _____

                         Commission files number 0-28377


                             FINANCIALCONTENT, INC.
         -------------------------------------------------------------
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

                                  Common Stock
                         -------------------------------
                                (Title of class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year: $1,275,899

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 9, 2004 approximated $3.3 million.

     The total number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,369,276.

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

The Technology:

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

The online toolkits control both the private-labeled output and JavaScript content modules that link to the private-labeled page through our Studio 3.5 software platform. (The latest version of our online toolkit, Studio 3.5 was launched on August 26, 2003 and replaced version 3.0 which was first deployed in July 2002.) On June 8, 2005, we announced the imminent launch of Studio 5.0, the next generation of the Company's flagship content management and integration platform. The Standard Package of financial data and tools will be expanded to include improved charting capabilities, information on exchange-traded funds
(ETFs), full balance sheet and income data, coverage of financial blogs, and new economic datasets. In addition, Studio 5.0 will offer the following features:

--   75% increase in page rendering speed
--   Stock portfolio unification
--   Over 100 different controls for customizing private-label pages
--   A library of more than 45 different content modules
--   Full integration with Macromedia Flash
--   International and fundamental data for over 300 exchanges worldwide
--   Full Unicode support, allowing financial deployments worldwide
-- Enhanced controls for partners managing multiple deployments, allowing one-click rollouts across an entire network of sites
--   Searchable news
--   Enhanced taxonomy of news categories
--   PDF Output for deployment to clients in the print space
--   Support for RSS and other XML-based syndication formats

Competition

We pride ourselves on being a pioneer in online content integration. The business of the Company is highly competitive. Price competition and service are the most significant features of the market in which the Company participates. The Company competes on a worldwide basis with other firms. Our strongest competitors are larger and financially stronger than us. We believe that the Company accounts for only a very small portion of the respective market. The Company's ability to compete effectively requires continuous development of new products and refinement of established products.

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

Customer Base:

The client base represents a cross-section of many online businesses, including corporations, financial services companies, and new media publishers, including the following notable companies:

     o   Adaptec - storage access solution provider
     o   Adobe Europe - imaging software developer
     o   Advest - financial services
     o   Bayer Corporation - health care and chemicals group
     o   Biospace - Research firm for pharmaceuticals industry
     o   Boston Globe - media company
     o   Cablevision/Optonline - broadband telecommunications company
     o   Capital Fulfillment Group - financial services marketing firm
     o   Career Innovations - bioscience portal
     o   Cinapsys - online investor relations firm
     o   CNET Networks, Inc. - online portal
     o   Crain Communications, Inc. - media group
     o   Earl G. Graves, Ltd. - print and online media company
     o   Entrust Capital - investment bank
     o   Equity Analysis - financial research firm
     o   eMap - European publisher and media company
     o   1st Discount Brokers - financial services company
     o   4INFO - wireless service provider
     o   Friedman Billings Ramsey - investment bank
     o   Gay Financial Network - online financial portal
     o   Genworth Financial - financial services company
     o   GTC Telecom - telecommunications company
     o   Houston Chronicle - online media company
     o   Interactive  Taxi - mobile  interactive  kiosk provider
     o   Investopedia, Inc - online investor education
     o   Market Wire - wire service
     o   Media News Group - media company
     o   Ogangi - wireless service provider
     o   Quepasa.com - Spanish-language online portal
     o   PennWell Corporation - print and online trade publications
     o   Phoenix Newspapers - media group
     o   PR Newswire - wire service
     o   The Red Herring - print and online media company
     o   Rohm & Haas - chemical  company
     o   San Francisco Chronicle - online and print media company
     o   Scripp's - publisher and media company
     o   ValueRich  - high  net-worth  lifestyle  magazine
     o   Viacom Television Stations Group - media company
     o   Viavid - online investor relations firm
     o   WR Hambrecht - investment bank

Employees

FinancialContent currently employs fourteen full time employees.

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

FinancialContent Services soon emerged from our accelerator/incubator program as a company with tremendous potential for growth. At its outset, FinancialContent Services began providing financial content to websites through its unique


                                      4-
modular distribution format on a no fee basis. By February 2001, approximately 1,000 websites were receiving financial data and news from FinancialContent Services. In February of 2001, FinancialContent Services announced the commercial launch of its Version 2.0 software program and began converting existing clients to the paid service and as well as soliciting new paying clients.

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

During the year ended June 30, 2005, our most significant business developments included:

     o We announced the imminent launch of Studio 5.0, the next generation of the Company's flagship content management and integration platform;
     o We reached an agreement with Viacom Television Stations Digital Media Group Partners to deliver financial data and business applications to Viacom's CBS station websites;
     o We switched to Telekurs Financial as our primary source of global streaming market data to power financial solutions for our Web, intranet, wireless and print customers;
     o We surpassed the 400 deployment mark, securing our position among the top financial content solution providers; and
     o We added Quepasa.com, SmallCapVoce.com, 4INFO, Interactive Taxi, and 1st Discount Brokerage to our client base.

Item  2. Description of Property

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. The Company currently leases the facility under a 6-month extension of the original agreement that terminates on January 31, 2006. All operations including system development, control and maintenance are now performed at this facility. Our current rent is $4,644.80 per month.

In December 2003, we leased a sales office in New York City for an initial six-month term that converted to month to month thereafter. In January 2005 after temporarily closing the office we negotiated a one-year extension that will terminate on December 31, 2005 which is being paid against a $3,000 advance plus overhead charges.

On March 1, 2005 we signed a 13-month lease, terminable at-will on 30-day written notice, for an office space in Shanghai, China for which we pay $85.00 per month plus overhead charges.

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


Fiscal Year Ending June 2004                            LOW         HIGH
                                                       =====       =====
Quarter Ending September 30, 2003                        .39        2.00
-------------------------------------------            -----       -----
Quarter Ending December 31, 2003                         .93        1.35
-------------------------------------------            -----       -----
Quarter Ending March 31, 2004                            .83        1.13
-------------------------------------------            -----       -----
Quarter Ending June 30, 2004                            1.03        1.90
-------------------------------------------            -----       -----

Fiscal Year Ending June 2005                             LOW        HIGH
                                                       =====       =====
Quarter Ending September 30, 2004                        .96        1.65
-------------------------------------------            -----       -----
Quarter Ending December 31, 2004                         .75        1.15
-------------------------------------------            -----       -----
Quarter Ending March 31, 2005                            .80        1.65
-------------------------------------------            -----       -----
Quarter Ending June 30, 2005                             .90        1.43
-------------------------------------------            -----       -----

As of June 30, 2004, there were approximately 234 shareholders of record (in street name) of the company's Common Stock.

To date, the Company has not declared or paid dividends on its Common Stock.

Equity Compensation Plan Information.

------------------------------------------------------------------------------------------------------------------------------------
                                            Number of securities to be      Weighted -average exercise     Number of securities
                                            issued upon exercise of         price of outstanding           remaining available for
                                            outstanding options,            options, warrants and          future issuance under
                                            warrants and rights            rights                          equitycompensation plans
                                                                           (excluding securities
Plan Category                                                              reflected in column (a))

                                                      (a)                             (b)                            (c)

------------------------------              ----------------------------    ---------------------------    -------------------------

Equity compensation plans                            100,000                         45.91                              0
approved by security holders
------------------------------              ----------------------------    ---------------------------    -------------------------

Equity compensation plans not                      5,000,000                         n/a                          2,802,319
approved by security holders
                                                   2,700,000                         1.30                           215,000

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

On June 4, 2004, the Company's board of directors approved the FinancialContent, Inc. 2004 Stock Option Plan (the "Plan"). The board of directors intends to submit the Plan at the Company's next annual shareholder meeting for approval. Options are granted at the prices equal to the current fair valued of the Company's common stock at the date of grant. Under the Plan, shares are categorized under one of four vesting schedules; in equal amounts quarterly over the next 12 quarters; upon reaching certain corporate milestones; and upon the discretion of the board of directors; and upon listing on a senior exchange.

Sale of Unregistered Stock
------------------------------

During the fiscal year ended June 30, 2005, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: 10,000 shares of our common stock were issued for $11,584; and we issued a warrant to a director to purchase at $1.30 per share 1,400,000 shares of our common stock.

During the fiscal year ended June 30, 2004, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: 200,000
shares of our common stock were issued to an advisor upon the exercise of a warrant at $0.25 per share; 35,000 shares of our Series C preferred stock purchased at $0.75 per share were converted to our common stock on a one-to-one basis; we issued a warrant to an advisor to purchase at $0.75 per share 350,000 shares of our common stock; 190,549 shares of common stock were issued upon the cash-less exercise of a warrant at $0.30 per share; 100,000 shares of our common stock were issued to an advisor upon the exercise of a warrant at $0.30 per share; we issued a warrant to an advisor to purchase at $0.750 per share 100,000 shares of our common stock; we issued a warrant to our outside director to purchase at $0.75 per share 382,000 shares of our common stock. Additionally, we issued 2,164,910 shares of our newly created Series A convertible preferred stock to CNET Networks, Inc., as well as 75,000 additional Series A shares pursuant to the Series A shares anti-dilution protections; we issued 1,033,334 shares of our newly created Series B convertible preferred stock to accredited investors; we issued 1,336,334 shares of our Series C convertible preferred stock to accredited investors; and we issued 4,000,000 shares of our Series D preferred shares to Wilfred Shaw and Wing Yu.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2005, we had a net loss from continuing operations of $866,809. However, barring any unforeseen events or expenses, we believe that the continuing pace of adding new clients will make us cash flow positive on an operational basis commencing at the end of our second fiscal quarter and through the remainder of our upcoming fiscal year.

Results of Operations for the fiscal years ended June 30, 2005 and 2004

Revenues increased from approximately $985,335 in the year ended June 30, 2004 to $1,275,899 in the year ended June 30, 2005, an increase in revenues of $290,564 (29.5%). In the years ended June 30, 2004 and 2005, all of our income was from subscription based fees and customization charges. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue.

Cost of revenues. Cost of revenues increased from approximately $135,018 in the year ended June 30, 2004 to $279,259 in the year ended June 30, 2005, an increase in cost of revenues of 106.8%. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as the associated increase in bandwidth traffic. In the year ended June 30, 2005, we added new content at a cost of $64,399 and our bandwidth needs resulted in our spending an additional $28,500 in bandwidth fees over the prior year.

General and Administrative. General and administrative expenses decreased to $1,677,036 for the year ended June 30, 2005 from $2,106,584 for the year ended June 30, 2004, a decrease of $429,548 or 20.4%. This decrease is primarily the result of how we expensed our stock based compensation between the two years. We expensed only $366,938 out of the $887,000 of the stock based compensation for consulting and other services provided to the Company for the year ended June 30, 2005, as $521,000 of the stock based compensation issued during the year ended June 30, 2005 is recorded as subscription receivable and is being amortized over three years. Comparatively, we expensed 100% of the $1,078,000 in stock based compensation issued during the year ended June 30, 2004. In order to best utilize our available cash, we have used stock based compensation to obtain the services needed to achieve our business growth objectives. We have used consultants to assist us with strategic marketing directives. Aside from the stock based compensation, our general and administrative expenses have generally increased including an increase of payroll expense of approximately $110,932 (24.1%) from approximately $460,972 for the year ended June 30, 2004 to $571,904 for the year ended June 30, 2005, an increase in commission expense of approximately $37,006 (67.9%) from approximately $54,533 for the year ended June 30, 2004 to $91,539 for the year ended June 30, 2005, and an increase in advertising expense of approximately $55,773 (67.4%) from approximately $82,769 for the year ended June 30, 2004 to $138,542. Of the $138,542 in advertising expense for the year ended June 30, 2004, $130,330 was paid by barter service transactions.

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $213,380 for the year ended June 30, 2005 from approximately $330,000 for the year ended June 30, 2004, a decrease of $117,423 or 35.5%. The primary reason for this decrease is the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 which we have valued at $1,039,146. Originally, the contracts we purchased were being amortized over a three period based on our expectations of retention of these contracts. However, in the year ended June 30, 2005, the company changed the period of amortization on the contract rights acquired from CNET Networks, Inc. from 3 to 5 years based on the Company's review of the projected lives of the contracts and on the Company's retention of 75% of those contracts acquired. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Business development: Business development expenses increased from $7,673 in 2004 to $24,355 in 2005, an increase of $16,682 (217.4%). This increase was primarily due to an increase in the Company's participation in trade shows. Trade show expenses increased from $6,488 in 2004 to $20,221 in 2005, an increase of $13,733 (211.7%). Licensing fees increased from $750 in 2004 to $3,000 in 2005, an increase of $2,250 (300%).

Other income (expense). Net other income (expense) was approximately ($173,361) for the year ended June 30, 2004 as compared to net other income of $53,226 for the year ended June 30, 2005, a decrease of $226,587 (130.7%). Interest expense decreased from $72,061 in 2004 to $6,948 in 2005, a decrease of $65,113 or 90.4%. This decrease was due to the fact that the Company had fewer interest-bearing notes and for a shorter time in 2005 than in 2004. The net other income (expense) for the year 2004 was the result of the increase of the loss on the termination of the Swartz investment agreement of $146,000 from the prior year. The estimated reserve from prior years for the loss on the termination of the Swartz investment agreement was $100,000, and the final settlement was for $246,000. This settlement was unique to 2004 and has no counterpart in 2005.

Liquidity and Capital Resources.

To date, we have financed our operations primarily through the revenues earned by FinancialContent Services and equity and debt financing. As of June 30, 2005, we had approximately $17,142 of cash, cash equivalents and short-term investments, and working capital deficit of $598,862. The working capital deficit increased by $356,068 (146.7%) from the previous fiscal year as a result of the Company borrowing $218,100 from a related party and an increase in management fees of $88,708.

Net cash used in operating activities was ($168,332) for the year ended June 30, 2005 compared to ($794,233) for the year ended June 30, 2004. Net loss for the year ended June 30, 2005 was $915,952 compared to $1,673,726 for the same period ended 2004. The decreased loss in net cash used in operating activities of operating losses of $625,901 (78.8%) is primarily the result of using the cash proceeds from the sale of our preferred stock to pay our liabilities during the year ended June 30, 2004 to reduce accounts payable by $81,639, payroll tax liabilities by $218,102, accrued liabilities and expenses by $88,932, and accrued interest by $86,440.

Net cash used in investing activities decreased from $237,469 in 2004 to $27,719, a decrease of $209,750 (88.3%). For the year ended June 30, 2005 we purchased equipment totaling $27,719. For the year ended June 30, 2004, our investing activities consisted of the following: $175,000 in cash to CNet, Inc., for purchasing certain contracts, and $62,469 for purchase of new equipment. The acquisition of the Cnet contracts were considered to be a key for our future growth. The acquisition of these contracts has increased our overall revenue significantly.

For the year ended June 30, 2004, we generated net cash provided by financing activities of $1,034,475. For the year ended June 30, 2005, we generated net cash provided by financing activities of $199,487. Financing activities for the period ended 2005 were primarily a result of advances from related parties. We generated cash for the period ended 2004 primarily through the sale of our series B and C convertible preferred stock

Our future capital requirements depend on numerous factors, including continuing and growing market acceptance of the service offered by FinancialContent Services, and the timing and rate of expansion of FinancialContent Services'
business. We believe that our expenditures will continue to increase in the foreseeable future relative to the growth of our business. Our continued existence is dependent upon our ability to increase operating revenues and/or raise additional equity and/ or financing to grow our business. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders will result.

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

Cautionary statement regarding factors that may affect our business, financial condition and future results

Our disclosure and analysis in this report contains "forward-looking statements". Forward-looking statements are any statements about our future that are not statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, you can identify these statements by the use of words such as "may", "will", "expects", "should", "believes", "predicts", "plans", "anticipates", "estimates", "potential", "continue" or the negative of these terms, or any other words of similar meaning.

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

In addition to the difficulty in obtaining intellectual property protection for our intellectual property, we cannot be assured that unauthorized third parties will not try to copy our intellection property or our business processes or use our confidential information to develop competing products. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. Competitors may also independently develop similar or superior products, software, or business models or processes. If any of the foregoing occurs, our business, results of operation and financial condition would be materially and adversely affected.

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

Control by principal unit holders, executive officers and managers

Our executive officers, board members and affiliates beneficially own or control, collectively, substantially all of the Company's voting securities. Such persons are in a position to elect and remove board members and control the outcome of most matters submitted to members for a vote. Additionally, such persons are able to influence significantly a proposed amendment to our Amended and Restated Articles of Incorporation, a merger proposal, a proposed substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the value of our common stock.

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

Ownership of our common stock is concentrated in a small group

As of June 30, 2004, 50.69 percent of our outstanding common stock is held by six stockholders. Wilfred Shaw, our chairman of the board or directors, holds
31.79 percent of our outstanding common stock. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of the Company and their affiliates, on the other, create potential for conflicting interests. Additonally, our Series D Preferred stock gives voting control of the company to Wilfred Shaw and Wing Yu, the only two holders of this stock.

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


                                    PART III

Item  9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

The Company's current officers and directors consist of the following persons:


NAME                      AGE     OFFICE                               SINCE
--------------------      ----    ---------------------------           -----
Wilfred Shaw              35      Chairman and CSO                      1996
Owen M. Naccarato         56      Director                              1999
Wing Yu                   36      Director and CEO                      2000
Dave Neville              42      President and General Counsel         2000
Gregg Fidan               29      Director                              2001

Wilfred Shaw is our Chief Strategy Officer and Chairman of our Board of Directors. Previously, he served as the company's Chief Executive Officer for approximately 5 years. As the Chief Executive Officer, he was responsible for the incubating and investing in numerous specialty technology startups such as

FinancialContent Services, Inc. Earlier in his career, Mr. Shaw was the Vice President of Business Development at Intertech Group, a conglomerate of small companies based in Asia. He also worked as Vice President of Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay Area. Mr. Shaw has served on the Boards of Advisors of several private investment and technology companies and is the lead consultant to numerous technology startups. He has a Bachelor of Arts in Economics and Political Science with a minor in Psychology from Saint Mary's College. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Strategy Officer in exchange for $10,000.00 per month.

Wing Yu is our Chief Executive Officer and one of our four directors. Prior to this position, Mr. Yu was the Chief Operating Officer of Cosmoz Infrastructure Solutions, Inc. He has also held a variety of other senior positions within Cosmoz, including the Vice President of Web Development, before taking charge of Cosmoz. Prior to joining the financial data and technology industry, Mr. Yu spent his early professional career within the educational field working as an educator, a freelance Apple Macintosh developer for 6 years and developed various websites as a freelance web developer. He also worked for Ticketmaster CitySearch.com, Inc. coordinating online advertising. Mr. Yu holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology. Mr. Yu's annual salary is currently $110,000.00.

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

Gregg Fidan is our former Vice President of Product Development and one of our directors. In March of 2005 he resigned as an employee of the Company. He was previously the founder of BuckInvestor, Inc, a leading investment information portal for long-term investors, which company was acquired in 1999. Prior to this, Mr. Fidan was co-founder of Adtech Promotions, a regional marketing and development firm specializing in online usability and search engine optimization. He has been recognized in such leading publications as Money Magazine, Bloomberg, CNBC, Online Investor Magazine, and several national newspapers. Mr. Fidan holds a degree in Business Administration with a concentration in Finance from North Carolina State University.

Dave Neville is our President and General Counsel. Mr. Neville is responsible for the Company's corporate operations and financing activities. Prior to joining FinancialContent, Mr. Neville practiced law in San Francisco. His experience spans the areas of corporate governance, tax laws, securities, employment and investor relations. He has worked extensively with private and publicly-traded companies in the financial services industry. Mr. Neville's annual salary is currently $67,200.00.

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

To the Company's knowledge, the following officers, directors and 10% beneficial owners failed to file on a timely basis the forms required under Section 16(a); Dave Neville, 4 reports; Gregg Fidan, 5 reports, Wing Yu, 4 reports, Wilfred Shaw, 5 reports, and Mark Dierolf, 4 reports. These reports relate to the granting of stock under the Company's 2002 Employee and Officer Retention and Recognition Plan, and the Company's 2004 Stock Option Plan. Asia Pacific Ventures, 2 has failed to file timely reports related to converting notes to equity. Owen Naccarato, 5 reports related to the granting of warrants. CNET, 2 reports related to its acquisition of the Company's Series A convertible preferred stock.

Item 10.  Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended June 30, 2002 and 2001, respectively, to the Company's Chief Executive Officer, Chief Strategy Officer and President during such period.

                                                 Summary Compensation Table

Summary Compensation Table
Executive  Compensation:

--------------------------------------------- -------------------------------------------------------------------------
Annual Compensation                                                       Long-term Compensation
                                                                          Awards                     Payouts
--------------------------------------------- -------------------------   -------------------------- ------------------
Name and principal    Year     Salary       Bonus      Other annual       Restricted      SARs       LTIP       All other
position                                               compensation       stock awards               payouts    comp.
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Wing Yu, CEO          2005     $81,232      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Wing Yu, CEO          2004     $87,000      $500       $1,040,000(1)      0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Wing Yu, COO/CEO      2003     $72,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ------
Wilfred Shaw, CSO     2005     0            0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Wilfred Shaw, CSO     2004     0            0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Wilfred Shaw, CEO/CSO 2003     $165,000(3)  0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Dave Neville, Pres/GC 2005     $63,600      0          $48,000(2)         0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Dave Neville, GC      2004     $68,400      $500       $480,000(1)        0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------
Dave Neville, GC      2003     $63,600      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -------

(1) Shares granted pursuant to 2004 Stock Option Plan ("Plan"). Values based on value of Company's common stock on June 30, 2004 of $1.60, without reduction for $1.30 exercise price. Shares issued under Plan are categorized under one of four vesting schedules; in equal amounts quarterly over the next 12 quarters; upon reaching certain corporate milestones; upon the discretion of the board of directors; and upon listing on a senior exchange. Upon vesting, shares shall be listed under LTIP payouts column pursuant to paragraph (b)(2)(iv)(A) of Item
402. Upon approval of 2004 Stock Option Plan by the Company's shareholders, said shares shall be registered shares under Form S-8. (2) Shares granted pursuant to the Plan. Values based on the value of the Company's common stock on June 1, 2005 of $0.96. (3) Paid in stock for services provided from January 1, 2001 though March 31, 2003.

Employment Agreements
-----------------------

Wilfred Shaw: Under the original terms of the Management and Consulting Agreement effective May 17, 2000 executed by and between the Company and Sharpmanagement.com, LLC ("SharpManagement"), the Company paid SharpManagement $15,000 per month to secure the services of Mr. Shaw as the Company's Chief Executive Officer. Effective April 1, 2001, payments were reduced to $5,000 per month and Mr. Shaw became the Company's Chief Strategy Officer. Mr. Shaw is the managing and sole member of SharpManagement. The Company issued 1,036,584 shares of its common stock as payment under the Consulting and Management Agreement valued at $165,000 for services provided from January 1, 2001 through March 31, 2003. SharpManagement has not received any cash or equity compensation under the Management and Consulting Agreement for services provided after March 31, 2004. The Company has executed another agreement with SharpManagement for obtaining Wilfred Shaw's services, which is effective January 1, 2005. The Company has accrued $5,000 per month for services rendered to the Company by Mr. Shaw prior to January 1, 2005, and $10,000 per month for services rendered after such date.

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

Thomas McAleer began working with the Company as an independent contractor during the fiscal year ended June 30, 2003 rendering services generally provided by a CFO or controller. In August 2004 he was hired by the company as its controller and currently receives an annual salary is $56,400.

Dave Neville: Mr. Neville was promoted to general counsel of the Company in December 2000. In February 2003, he also became the President of the Company. Mr. Neville's current annual salary is $63,600.

Compensation of Directors:

Except as set forth below, directors receive no remuneration for their services as directors at this time. In March 2002, we issued a warrant to Owen Naccarato to purchase 200,000 shares of common stock at an exercise price of $0.25 per share. This warrant expired by its own terms in May 2004. In June 2004, the Company issued a new two year warrant to Mr. Naccarato to purchase up to 382,000 shares of our common stock at $0.75 per share. The Company has adopted no retirement, pension, profit sharing or other similar programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2005 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission or as reflected on the books and records of the Company's stock transfer agent; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Title of Class    Name and Address            Shares Beneficially        Percent
of Class (1)                                  Owned (1)                  (2)(3)
--------------------------------------------------------------------------------
Class A Common    Wing Yu                             460,295(4)          3.13%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Wilfred Shaw(5)                   3,629,765(6)         24.68%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Asian Pacific Ventures            1,066,667             7.25%
                  Suite 13, 16th Floor
                  Kinwick Center,
                  32 Hollywood Road
                  Central Hong Kong, H.K.
--------------------------------------------------------------------------------
Class A Common    Gregg Fidan                         838,557             5.70%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Dave Neville                        218,109(7)          1.48%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common(5) Owen Naccarato                      382,000(8)          2.58%
                  77 Eagle Creek
                  Irvine, CA 92618
--------------------------------------------------------------------------------
Class A Common    Mark Dierolf                        620,175(9)          4.22%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common (6)CNET Networks, Inc.               2,239,910(10)        15.23%
                  235 Second Street
                  San Francisco, CA 94105
--------------------------------------------------------------------------------
Thomas McAleer    Thomas McAleer                        62,500(11)        0.04%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Officers and Directors             6,212,101(5)        42.23%
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

(2)  These  percentages  are  based  upon  14,610,019   calculated  as  follows:
10,369,276 shares of our common stock outstanding as of June 30, 2004 plus 4,240,743 shares which are exercisabe within 60 days of the date of this annual report are assumed exercised.
(3) Does not include the 4,000,000 shares of the Company's Series D preferred stock issued to Wilfred Shaw and Wing Yu. Each holder of Series D Preferred Stock shall be entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted.
(4) 33,333 of the 460,275 shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(5) Does not include shares beneficially owned by Asia Pacific Venture, a related party to Wilfred Shaw.
(6) 1,400,000 of the 3,629,765 shares included may be acquired from the exercise of a warrant within the next 60 days.
(7) 62,500 of the 218,109 shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(8) Represents a warrant to purchase shares of our common stock at $0.75 per share that may be exercised within the next 60 days.
(9) 62,500 of the 620,175shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(10) Represents 2,239,910 shares of our Series a convertible preferred stock held by CNET Networks, Inc. which shares are convertible upon the election of the holder on a one to one basis.
(11) Represents shares vested and exercisable within the next 60 days under a stock option plan.

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

During the year ended June 30, 2005, APV advanced $218,100 to the Company. As of June 30, 2005, APV is owed $218,100, not inclusive of interest. During the year ended June 30, 2004, APV advanced $22,000 to the Company, and the Company repaid all advances and interest to APV.


B.       Wilfred Shaw

The Company has received advances from Wilfred Shaw, and these advances bear an interest rate of 12% per annum. During the year ended June 30, 2005, Wilfred Shaw advanced $52,250 to the Company. As of June 30, 2005, Wilfred Shaw is owed $330 in interest on these advances, which were repaid in full during the year.


C.       Wing Yu

The Company has received advances from Wing Yu, and these advances bear no interest. During the year ended June 30, 2005, Wing Yu advanced $38,184 to the Company. As of June 30, 2005, Wing Yu is owed $4,184. The Company's Accounts Payable included $29,722 of expense reimbursements due to Mr. Yu.

D. Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2005, SharpManagement was due $124,892.


E.       Tupelo Investments

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

In 2001, Tupelo Investments, a shareholder, advanced to the Company $63,517. These notes were due on demand and bore an annual interest rate of 12%. These notes were repaid in 2004.


Item  13.  Exhibits and Reports on Form 8-K

Exhibits

 (10)       10.45       Employment  agreement  dated August 10, 2004 between the
                        Company and Thomas McAleer, attached hereto.

 (14)       14.1        Code of Ethics, attached hereto.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for each of the last two fiscal years for services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our form 10QSB's for the fiscal years ended June 30, 2005 and 2004 are $48,212 and $43,143, respectively.

Audit Related Fees: $26,750

Tax Fees:  $19,762

All Other Fees: $1,700

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



/s/ Wing Yu                                            October 3, 2005
------------------------------------
    Wing Yu,
    Chief Executive Officer


/s/ Wilfred Shaw                                       October 3, 2005
------------------------------------
    Wilfred Shaw,
    Chief Strategy Officer


/s/ Thomas McAleer                                     October 3, 2005
------------------------------------
    Thomas McAleer,
    Controller

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 AND 2004






                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                           F-2 - F-3

Consolidated Statements of Operations and Comprehensive Income           F-4

Consolidated Statements of Changes in Shareholders' Equity            F-5 - F-6

Consolidated Statements of Cash Flows                                 F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
FinancialContent, Inc.


We have audited the accompanying consolidated balance sheets of FinancialContent, Inc., a Delaware Corporation, as of June 30, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FinancialContent, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2005 and 2004, with losses incurred subsequently, and generated negative cash flows from operating activities and as of June 30, 2005, has an accumulated deficit of $19,663,768 and a working capital deficit of $598,862. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 9. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



/s/ Pohl, McNabola, Berg & Company, LLP
----------------------------------------
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
August 29, 2005

                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2005 AND 2004

                                   ASSETS
                                   ------                          2005            2004
                                                                -----------    -----------
Current Assets:
     Cash and cash equivalents                                  $    14,536    $    11,100
     Short-term investments in marketable securities                  2,606            600
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $20,284 and $13,972, respectively)              115,075         83,252
     Prepaid expenses                                                 5,599          7,381
     Deposits                                                         6,945          8,545
                                                                -----------    -----------

        Total Current Assets                                        144,761        110,878
                                                                -----------    -----------
Property and Equipment :
     Office furniture                                                14,212         12,112
     Equipment                                                      170,034        149,409
     Software                                                         5,992            998
                                                                -----------    -----------

        Property and Equipment, cost                                190,238        162,519

     Accumulated depreciation                                      (132,298)      (102,743)
                                                                -----------    -----------

        Property and Equipment, net                                  57,940         59,776
                                                                -----------    -----------

Other Assets:
     Long-term investments                                            5,048          4,952
     Purchased contracts - CNET (net of amortization
        of $487,671 and $303,846, respectively)                     551,475        735,300
                                                                -----------    -----------

        Total Other Assets                                          556,523        740,252
                                                                -----------    -----------

           Total Assets                                         $   759,224    $   910,906
                                                                ===========    ===========

The  accompanying  notes are an  integral  part of  these financial statements.


                                   (continued)

                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF JUNE 30, 2005 AND 2004


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------                      2005             2004
                                                                        -------------    -------------
Current Liabilities:
     Accounts payable                                                   $     148,077    $     101,017
     Management fees due to related party                                     124,892           36,184
     Payroll and taxes payable                                                 38,577               13
     Income taxes payable                                                       1,600            1,600
     Other accrued expenses                                                    12,759           45,660
     Deferred revenue                                                          32,377           29,606
     Note payable - related parties                                           222,284            8,234
     Accrued interest on notes payable                                          6,719             --
     Liabilities of discontinued operations                                   117,509          117,509
     Dividend payable                                                          38,829           13,849
                                                                        -------------    -------------

        Total Current Liabilities                                             743,623          353,672
                                                                        -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910 shares
           issued and outstanding                                               2,240            2,240
        Preferred stock Series B, $0.001 par value; 1,033,334 shares
           issued and outstanding                                               1,033            1,033
        Preferred stock Series C, $0.001 par value; 1,301,334 shares
           issued and outstanding                                               1,301            1,301
        Preferred stock Series D, $0.001 par value; 4,000,000 shares
           issued and outstanding                                               4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares authorized;
        10,369,276 and 9,455,192 issued and outstanding, respectively          10,370            9,455
     Additional paid-in-capital                                            19,731,043       19,355,020
     Accumulated other comprehensive loss                                     (70,618)         (67,999)
     Accumulated deficit                                                  (19,663,768)     (18,747,816)
                                                                        -------------    -------------

        Total Stockholders' Equity                                             15,601          557,234
                                                                        -------------    -------------

           Total Liabilities and Stockholders' Equity                   $     759,224    $     910,906
                                                                        =============    =============

The  accompanying  notes are an  integral  part of  these financial statements.

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                              2005           2004
                                                                          -----------    -----------
evenues:
      Net revenues                                                        $ 1,275,899    $   985,335
      Costs of revenues                                                      (279,259)      (135,018)
                                                                          -----------    -----------
                                                                              996,640        850,317
                                                                          -----------    -----------

Operating Expenses:
      Business development                                                     24,355          7,673
      General and administrative                                            1,677,036      2,106,584
      Amortization and depreciation                                           213,380        330,803
                                                                          -----------    -----------
         Total Operating Expenses                                           1,914,771      2,445,060
                                                                          -----------    -----------

         Loss from Operations                                                (918,131)    (1,594,743)
                                                                          -----------    -----------

Other Income (Expense):
      Gain (loss) on investment                                                    96         (9,465)
      Settlement of investment agreement                                         --         (146,000)
      Other income                                                             60,174         54,165
      Interest expense                                                         (6,948)       (72,061)
                                                                          -----------    -----------

         Total Other Income(Expense)                                           53,322       (173,361)
                                                                          -----------    -----------

      Net loss before taxes                                                  (864,809)    (1,768,104)

         Provision for income tax                                              (1,600)        (1,600)
                                                                          -----------    -----------

      Net loss from continuing operations                                    (866,409)    (1,769,704)
                                                                          -----------    -----------

         Gain on extinguishment of net liabilities of discontinued
             operations, net of taxes of $0                                      --          133,478
                                                                          -----------    -----------

      Net loss                                                               (866,409)    (1,636,226)

         Preferred stock dividend                                             (49,543)       (37,500)
                                                                          -----------    -----------

             Net loss attributable to common stockholders                    (915,952)    (1,673,726)
                                                                          -----------    -----------

Other comprehensive income:
      Unrealized gain/(loss) on securities                                     (2,619)           280
                                                                          -----------    -----------

Comprehensive Loss                                                        $  (918,571)   $(1,673,446)
                                                                          ===========    ===========


Net loss per share from continuing operations (basic and diluted)               (0.09)         (0.21)
Net earnings per share from discontinued operations (basic and diluted)          --             0.02
                                                                          -----------    -----------
Total loss per share (basic and diluted)                                  $     (0.09)   $     (0.19)
                                                                          ===========    ===========

Shares used in per share calculation (basic and diluted)                    9,817,254      8,895,084
                                                                          ===========    ===========

The  accompanying  notes are an  integral  part of  these financial statements.

                             FINANCIALCONTENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                     Preferred Stock          Preferred Stock             Preferred Stock
                                                         Series A                 Series B                   Series C
                                                 ----------------------  -----------------------   ------------------------
                                                   Shares     Amount      Shares       Amount       Shares        Amount
                                                 ---------  ----------  ----------   ----------   ----------    ----------

Balance, June 30, 2003                                --    $     --          --     $     --           --      $     --
                                                 =========  ==========  ==========   ==========   ==========    ==========

     Comprehensive income (loss):
     Net loss from operations during the
      period                                          --          --          --           --           --            --
     Net unrealized gain (loss) on securities,
      net                                             --          --          --           --           --            --
     Compensation expense on stock grants             --          --          --           --           --            --
     Compensation expense on warrants issued          --          --          --           --           --            --
     Acquisition of CNET contracts               2,239,910       2,240        --           --           --            --
     Proceeds from sale of stock                      --          --     1,033,334        1,033    1,336,334         1,336
     Termination of investment agreement              --          --          --           --           --            --
     Conversion of Preferred Stock into Common
     Stock                                            --          --          --           --        (35,000)          (35)
     Dividends                                        --          --          --           --           --            --
     Exercise of warrants                             --          --          --           --           --            --
     Issuance of common stock for services            --          --          --           --           --            --
                                                 ---------  ----------  ----------   ----------   ----------    ----------

Balance, June 30, 2004                           2,239,910       2,240   1,033,334        1,033    1,301,334         1,301
                                                 =========  ==========  ==========   ==========   ==========    ==========

     Comprehensive income (loss):
     Net loss from operations during the
    period                                            --          --          --           --           --            --
     Net unrealized gain (loss) on securities,
    net                                               --          --          --           --           --            --
     Common Stock issued for future services          --          --          --           --           --            --
     Compensation expense recognized on
    subscription receivable                           --          --          --           --           --            --
     Dividends                                        --          --          --           --           --            --
     Sale of Common Stock                             --          --          --           --           --            --
     Issuance of common stock for services            --          --          --           --           --            --
                                                 ---------  ----------  ----------   ----------   ----------    ----------

Balance, June 30, 2005                           2,239,910  $    2,240   1,033,334   $    1,033    1,301,334    $    1,301
                                                 =========  ==========  ==========   ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                      F-5A

                                   (continued)

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                                                                        Accumulated
                                                  Preferred Stock                                                         Other
                                                     Series D              Common Stock                     Additional Comprehensive
                                               ---------------------  ----------------------  Subscription   Paid-in      Income
                                                 Shares      Amount     Shares       Amount    Receivable     Capital     (loss)
                                               ---------- ----------  ----------- ----------  -----------   ----------- -----------

Balance, June 30, 2003                               --   $     --     8,659,643  $     8,660 $      --     $15,779,993 $   (68,279)
                                               ========== ==========  =========== =========== ===========   =========== ===========

    Comprehensive income (loss):
    Net loss from operations during the period       --         --          --           --          --            --          --
    Net unrealized gain (loss) on securities,
      net                                            --         --          --           --          280           --          --
    Compensation expense on stock grants             --         --          --           --          --            --          --
    Compensation expense on warrants issued     4,000,000      4,000        --           --          --         749,000        --
    Acquisition of CNET contracts                    --         --          --           --          --         861,906        --
    Proceeds from sale of stock                      --         --          --           --          --       1,309,881        --
    Termination of investment agreement              --         --       190,549          190        --         245,810        --
    Conversion of Preferred Stock into Common        --         --        35,000           35        --            --          --
    Dividends                                        --         --          --           --          --            --          --
    Exercise of warrants                             --         --       300,000          300        --          79,700        --
    Issuance of common stock for services            --         --       270,000          270        --         328,730        --
                                               ---------- ----------  ----------- ----------- -----------   ----------- -----------

Balance, June 30, 2004                          4,000,000      4,000   9,455,192        9,455        --      19,355,020     (67,999)
                                               ========== ==========  =========== =========== ===========   =========== ===========

    Comprehensive income (loss):

    Net loss from operations during the period       --         --          --           --          --            --          --
    Net unrealized gain (loss) on securities,
    net                                              --         --          --           --          --            --        (2,619)
                                                     --         --
    Common Stock issued for future services          --         --       600,000          600    (604,200)      603,600        --
    Compensation expense recognized on
    subscription receivable                          --         --          --           --        83,806          --          --
    Dividends                                        --         --          --           --          --            --          --
    Sale of Common Stock                             --         --        11,584           12        --           9,988        --
    Issuance of common stock for services            --         --       302,500          303        --         282,829        --
                                               ---------- ----------  ----------- ----------- -----------   ----------- -----------
Balance, June 30, 2004                          4,000,000 $    4,000  10,369,276  $    10,370 $  (520,394)  $20,251,437 $   (70,618)
                                               ========== ==========  ==========  =========== ===========   =========== ===========


   The accompanying notes are an integral part of these financial statements.

                                  (continued)

                                      F-5B

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                  Total       Comprehensive
                                                 Accumulated    Shareholders'    Income
                                                  Deficit          Equity        (loss)
                                                -----------     ----------    -----------
Balance, June 30, 2003                          $(17,074,09)     $(1,353,716)   $(1,158,142
                                                ===========     ==========    ===========

    Comprehensive income (loss):
    Net loss from operations during the period    1,636,226)    (1,636,226)    (1,636,226)
    Net unrealized gain (loss) on securities,
    net                                                --              280            280
    Compensation expense on stock grants               --            4,000           --
    Compensation expense on warrants issued            --          749,000           --
    Acquisition of CNET contracts                      --          864,146           --
    Proceeds from sale of stock                        --        1,312,250           --
    Termination of investment agreement                --          246,000           --
    Conversion of Preferred Stock into Common
    Stock                                              --             --             --
    Dividends                                       (37,500)       (37,500)       (37,500)
    Exercise of warrants                               --           80,000           --
    Issuance of common stock for services              --          329,000           --
                                                -----------     ----------    -----------


Balance, June 30, 2004                          (18,747,81)        557,234     (1,673,446)
                                                ===========     ==========    ===========

    Comprehensive income (loss):

    Net loss from operations during the period     (866,409)      (866,409)      (866,409)
    Net unrealized gain (loss) on securities,
    net                                                --           (2,619)        (2,619)

    Common Stock issued for future services            --             --             --
    Compensation expense recognized on
    subscription receivable                            --           83,806           --
    Dividends                                       (49,543)       (49,543)       (49,543)
    Sale of Common Stock                               --           10,000           --
    Issuance of common stock for services              --          283,132           --
                                                -----------     ----------    -----------


Balance, June 30, 2005                         $(19,663,768)    $   15,601    $  (918,571)
                                                ===========     ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  (concluded)


                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                 2005                 2004
                                                                           -----------------    -----------------
Operating Activities:
     Net Loss                                                                      $  (915,952)   $(1,673,726)
Adjustments to reconcile  net (loss) to net cash provided by (used in) operating activities:
        Compensation expense on warrants granted                                          --          749,000
        Depreciation                                                                    29,555         26,957
        Amortization of intangible asset                                               183,825        303,846
        (Gain) loss on investments                                                         (96)         9,465
        Allowance for bad debts                                                          6,312         13,972
        Loss on termination of investment agreement                                       --          146,000
        Change in liabilities of discontinued operations                                  --          (60,000)
        Issuance of common stock for services                                          366,938        329,000
        Gain from extinguishment of discontinued operations                               --         (133,478)
        Preferred stock dividends                                                       49,543         37,500
        Stock received for services rendered                                            (4,625)          --
        Other                                                                             --            4,002

Changes in operating assets and liabilities:
     Accounts receivable - trade                                                       (38,135)       (94,633)
     (Increase) decrease in deposits                                                     1,600         (1,600)
     (Increase) decrease in prepaid expenses                                             1,782         (6,830)
     Income tax payable                                                                   --           (3,200)
     Increase (decrease) in accounts payable                                            47,060        (81,639)
     Increase (decrease) in accrued liabilities and expenses                           (32,901)       (88,932)
     Management fees due to related party                                               88,708         21,184
     Increase (decrease) in payroll and taxes payable                                   38,564       (218,102)
     Deferred revenue                                                                    2,771         13,421
     Increase (decrease) in accrued interest                                             6,719        (86,440)
                                                                                   -----------    -----------

        Net cash used in operating activities                                         (168,332)      (794,233)
                                                                                   -----------    -----------

Investing activities:
     Purchase of property and equipment                                                (27,719)       (62,469)
     Purchase of CNET contracts                                                           --         (175,000)
                                                                                   -----------    -----------

        Net cash used in investing activities                                          (27,719)      (237,469)
                                                                                   -----------    -----------

The  accompanying  notes are an  integral  part of  these financial statements.

                                   (continued)

                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                        2005            2004
                                                                     -----------    -----------
Financing activities:
     Proceeds from sale of Common Stock                                   10,000           --
     Proceeds from exercise of warrants                                     --           80,000
     Proceeds from sale of Preferred Stock - Series B                       --          310,000
     Proceeds from sale of Preferred Stock - Series C                       --        1,002,250
     Proceeds on notes payable - related party                           218,100        264,524
     Payments on notes payable - related party                              --         (548,648)
     Payments on advances from officers                                 (143,250)       (50,000)
     Proceeds from advances from officers                                139,200           --
     Payment of preferred stock dividend                                 (24,563)       (23,651)
                                                                     -----------    -----------

         Net cash provided by financing activities                       199,487      1,034,475
                                                                     -----------    -----------

         Increase (Decrease) in cash and cash equivalents                  3,436          2,773

Cash and cash equivalents, beginning of period                            11,100          8,327
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $    14,536    $    11,100
                                                                     ===========    ===========


Supplemental disclosures of cash flow information:
     Cash paid during the period for
         Interest                                                    $      --      $   148,882
                                                                     ===========    ===========
         Taxes                                                       $     1,600    $     5,600
                                                                     ===========    ===========
     Conversion of payable into preferred stock                      $      --      $     4,000
                                                                     ===========    ===========
     Issuance of common stock for services                           $   283,132    $   329,000
                                                                     ===========    ===========
     Expense recognized in connection with subscription receivable   $    83,806    $      --
                                                                     ===========    ===========
     Issuance of preferred stock for contracts                       $      --      $   864,146
                                                                     ===========    ===========
     Write off of accounts payable and accrued expenses              $    59,098    $    10,124
                                                                     ===========    ===========
     Common stock issued for settlement of investment agreement      $      --      $   246,000
                                                                     ===========    ===========
     Barter transactions for advertising                             $   130,330    $    64,875
                                                                     ===========    ===========

The  accompanying  notes are an  integral  part of  these financial statements.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies

A.       General Description of Business

FinancialContent, Inc., ("FC" or the "Company"), a Delaware corporation (http:// www.financialcontent.com), offers financial-related services through the World Wide Web through its wholly-owned subsidiary, FinancialContent Services, Inc. (www.financialcontent.com). The Company is focused on providing FinancialContent through the Internet. The Company provides FinancialContent such as stock quotes and Dow Jones Industrial average data to various web sites.

Specifically, FinancialContent is a technology firm that aggregates financial information for instant integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. The mission of FinancialContent is to provide unparalleled value and usability for both content managers and end users.


B.       Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2005 and 2004, have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



1.       Summary of Significant Accounting Policies (continued)

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)

I.       Capitalized Computer Software

During the two years ended June 30, 2005 and 2004, no internal software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.


J.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $138,542 for the year ended June 30, 2005, of which $130,330 were paid by barter service transactions. The Company incurred advertising expenses of $82,769 for the year ended June 30, 2004, of which $64,875 were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in 2005 and 2004 due to the Company having net loss and a loss from operations in 2005 and 2004.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $20,284 of accounts receivable as of June 30, 2005. Management evaluated the accounts receivable and reserved $13,792 of accounts receivable as of June 30, 2004.


Q.       Foreign Currency and International Operations

International operations were fully discontinued in 1998, and there are no foreign assets. There were no foreign exchange transactions during the years ended June 30, 2005 and 2004. Translation gains (losses), which are deferred and accumulated as a component of shareholders' equity, were not significant in 2005 and 2004.


R.       Fair Value of Financial Instruments

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)

T.       Intangibles

Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties and purchased contracts. The difference between the fair market value of the assets acquired and consideration paid is recorded as goodwill. The Company had estimated that the economic useful life of the goodwill associated with purchased contracts to be 3 years and amortization to be on a straight-line basis. However, in the year ended June 30, 2005, the Company changed the period of amortization on the contract rights acquired from CNET Networks, Inc. from 3 to 5 years based on the Company's retention of 75% of those contracts acquired. The Company recorded amortization expense of $183,825 and $303,846 in the years ended June 30, 2005 and 2004, respectively. Under the original estimate, the Company would have recognized $367,650 of amortization expense in the year ended June 30, 2006. As a result of the change in estimate, the Company will recognize $183,825 of expense over each of the next three years.

The Company has adopted SFAS 142 effective July 2001, which resulted in the Company no longer amortizing its existing goodwill. At June 30, 2004, goodwill approximated $3,000. In addition, the Company measured goodwill for impairment on a yearly basis. The Company set the measurement date of April 1st to calculate goodwill impairment. The Company completed the impairment tests and recorded an impairment charge of $3,000 in 2004.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)

W.       Barter Transactions

In 2005,  the  Company  entered  into  barter  agreements  whereby it  delivered
$130,330 of FinancialContent in exchange for advertising credit on the respective web sites. During the year ended June 30, 2004, the Company charged to advertising expense $64,875 as a result of these barter transactions. The Company recognized advertising expense based on the market value of the FinancialContent provided.


Y.       Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. The adoption of FIN 46 will not have an impact on the financial position of the Company.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have any impact on the Company's financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheet. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have a material impact on the Company's financial position, results of operations and cash flows. The Company currently has no loan commitments.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)

Y.       Recent Accounting Pronouncements (continued)

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

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

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of "so abnormal" that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)

Y.       Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("FAS 123R"). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company will adopt FAS 123R during the third fiscal quarter of fiscal 2006. With the adoption of this new statement, the Company will have to recognize substantially more compensation expense in the future. This may have a material adverse impact on the Company's financial position and results of operations in the future.

In May 2005, the FASB Emerging Issues Task Force, or EITF, issued EITF No. 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation". This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation. EITF No. 00-19-1 becomes effective concurrent with the effective date of SFAS 123R. The Company believes the adoption of this pronouncement will not have a material impact on our results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2.       Income Taxes

The Company incurred $1,600 and $1,600 in state taxes for each of the years ended June 30, 2005 and 2004, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2005 and 2004. The Company incurred net operating losses for these periods.

                                                            2005             2004
                                                         ----------     ------------

Loss from operations before provision for income taxes     (864,809)      (1,634,626)

Income Tax Provision                                           2005             2004
                                                         ----------     ------------

Current:
     Federal                                                   --               --
     State                                                    1,600            1,600
                                                         ----------     ------------

                                                              1,600            1,600
                                                         ==========     ============

     Federal                                                   --               --
     State                                                     --               --
                                                         ----------     ------------
                                                               --               --
                                                         ==========     ============


Effective Tax Reconciliation                                2005             2004
                                                         ----------     ------------

Federal income tax rate                                      (35.00%)         (35.00%)
Change in valuation reserve                                   25.00%           13.00%
Other                                                          8.26%           22.55%
State and local taxes, net of federal tax benefit             (0.06%)          (0.03%)
                                                         ----------     ------------

                                                               --              (0.10%)
                                                         ==========     ============

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


2.       Income Taxes (continued)

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2005 and 2004:

                                                     Year Ended June 30,
                                   --------------------------------------------------------
                                               2005                        2004
                                   --------------------------    --------------------------
                                     Federal         State         Federal         State
                                   -----------    -----------    -----------    -----------
Deferred income tax assets:
     Net operating loss            $ 5,065,062    $   690,771    $ 4,630,182    $   600,014
     carryforwards
     Capital loss                       12,285          5,153
     Property and equipment                175             46         19,834           --
     Intangible asset
        Impairment charge                 --             --             --             --
        Goodwill                       903,447        239,148         84,120         21,631
     Other reserves                    124,759         33,024          8,750          2,250
     Federal benefit for state            --             --           69,893           --
     taxes
     Other                             185,016         48,831        239,998         61,723
                                   -----------    -----------    -----------    -----------

Total deferred tax assets            6,278,458      1,011,821      5,065,062        690,771
                                   -----------    -----------    -----------    -----------

Deferred income tax liabilities:
     Nondeductible reserves           (185,062)       (95,528)      (185,062)       (95,528)
                                   -----------    -----------    -----------    -----------

Total deferred tax liabilities        (185,062)       (95,528)      (185,062)       (95,528)
                                   -----------    -----------    -----------    -----------

Net deferred tax assets before
     valuation allowance             6,093,396        916,293      4,880,000        595,243
Valuation allowance                 (6,093,396)      (916,293)    (4,880,000)      (595,243)
                                   -----------    -----------    -----------    -----------

Net deferred tax assets            $      --      $      --      $      --      $      --
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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


3.       Investments

At June 30, 2005, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                  Gross         Gross         Gross
                                Amortized    Unrealized     Unrealized      Estimated
                                  Cost          Gain           Loss        Fair Value
                               -----------   -----------   -----------    ------------

Equity securities - public     $    14,625   $      --     $   (12,019)   $     2,606
                               -----------   -----------   -----------    -----------

Total short-term investments        14,625          --         (12,019)         2,606

Corporate equity securities,
privately held                       5,048          --            --            5,048
                               -----------   -----------   -----------    -----------

Total                          $    19,653   $      --     $   (12,019)   $     7,654
                               ===========   ===========   ===========    ===========


At June 30, 2004, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                  Gross         Gross         Gross
                                Amortized    Unrealized     Unrealized      Estimated
                                  Cost          Gain           Loss        Fair Value
                               -----------   -----------   -----------    ------------

Equity securities - public     $    10,000   $      --     $    (9,400)   $       600
                               -----------   -----------   -----------    -----------

Total short-term investments        10,000          --          (9,400)           600

Corporate equity securities,
privately held                       4,952          --            --            4,952
                               -----------   -----------   -----------    -----------

Total                          $    14,952   $      --     $    (9,400)   $     5,552
                               ===========   ===========   ===========    ===========

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2005 and 2004, the Company has options exercisable for the Company's common stock granted to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

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

In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2004 and 2005 were not a part of a qualified stock option plan. The Board of Directors approved the grants. The exercise price was equal to the fair value of the stock.

Stock options issued as of June 30, 2005 and 2004 are summarized as follows:

                                                     2005                            2004
                                          ----------------------------    ----------------------------
                                                           Weighted                        Weighted
                                                            Average                         Average
                                           Number of       Exercise        Number of       Exercise
                                            Options          Price          Options          Price
                                          ------------    ------------    ------------    ------------
Outstanding at beginning of year             815,000      $      1.30               -      $        -
Granted                                      300,000      $      1.30         815,000      $     1.30
Exercised                                          -      $         -               -      $        -
Forfeited / Cancelled                       (165,000)     $     1.30                -      $        -
                                          ------------                    ------------    ------------


Outstanding at end of year                   950,000      $      1.30         815,000      $     1.30
                                          ============    ============    ============    ============

Exercisable at end of year                   467,000      $      1.30               -      $        -
                                          ============    ============    ============    ============

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


4.       Stock Option Plan (continued)

The non-statutory stock options are for periods of ten years.

The following table summarizes information about options outstanding at June 30, 2005:

                                        Weighted Average
                                           Average
                                          Remaining             Weighted
   Exercise            Number           Exercise Price        Contractual       Number Exercisable
    prices           Outstanding           per Share         Life in Years      as of June 30, 2005
---------------    ----------------    ------------------    ---------------    ---------------------

      $1.30               950,000      $           1.30                8.90                467,000
===============    ================    ==================    ===============    =====================

The following table summarizes information about options outstanding at June 30, 2004:

                                        Weighted Average
                                           Average
                                          Remaining             Weighted
   Exercise            Number           Exercise Price        Contractual       Number Exercisable
    prices           Outstanding           per Share         Life in Years      as of June 30, 2004
---------------    ----------------    ------------------    ---------------    ---------------------

      $1.30               815,000      $           1.30                9.90                      -
===============    ================    ==================    ===============    =====================

The exercise period for the options grants is ten years from the date of the grant, and had various vesting requirements.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



4.       Stock Option Plan (continued)

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal years ended June 30, 2005 and 2004, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended June 30, 2005 and 2004:

                                                         2005              2004
                                                     -------------    -------------
Net loss:
     As reported                                     $    (939,956)   $  (1,673,726)
     Pro Forma                                       $    (939,956)   $  (1,673,726)

Basic & diluted loss per common share As reported:
     Continuing operations (basic & diluted)         $       (0.10)$          (0.21)
     Discontinued operations (basic & diluted)       $        --      $       0.02
                                                     -------------    -------------
     Total                                           $       (0.10)   $       (0.19)
                                                     =============    =============
Pro forma
     Continuing operations (basic & diluted)         $      (0.10)    $       (0.21)
     Discontinued operations (basic & diluted)       $        --      $        0.02
                                                     -------------    -------------
     Total                                           $       (0.10)   $       (0.19)
                                                     =============    =============

Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period on 2005 and 2004 grants was ten years, and some options become vested based only upon specific events occurring in the future.

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the options is $0.69.

The fair value of the warrants issued in 2004 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004: dividend yield of 0%; expected volatility of 24%; risk-free interest rate of 5.4%, and expected life of 10 years. The Company did not issue any warrants during the year ended June 30, 2005.

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

There are no assets associated with or from discontinued operations on the balance sheet. The liabilities attributable to discontinued operations are identified as such on the balance sheet. There were no net sales attributable to discontinued operations in 2005 and 2004. In 2004, the Company extinguished $133,478 of its liabilities associated with discontinued operations in Canada due to the statute of limitations expiring on collecting these payables. The Company wrote off these liabilities based on advice of its counsel.



6.       Equity Transactions

A.       Issuance of Common Stock

The Company concluded private placement offerings of its stock during 2005 and 2004. The Company also issued common stock to individuals and companies in lieu of cash compensation.

Transactions during the year ended June 30, 2005

In September 2004, the Company issued 2,500 shares of registered common stock, having a market value of $3,450, to an employee.

In November 2004, the Company issued 150,000 shares of registered common stock, having a market value of $136,909, to an individual for consulting services.

In December 2004, the Company issued 40,000 shares of registered common stock, having a market value of $37,873, for consulting services.

In January 2005, the Company issued 40,000 shares of registered common stock, having a market value of $45,320, for consulting services.

In February 2005, the Company issued 600,000 shares of registered common stock, having a market value of $604,200, to an individual in relation to a contract for services to be rendered over the next three years. The Company recorded a Subscription Receivable of $604,200 and recognized $83,806 of consulting expense in connection with this contract.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


6.       Equity Transactions (continued)

A.       Issuance of Common Stock (continued)

In February 2005, the Company issued 40,000 shares of registered common stock, having a market value of $33,720, for consulting services.

In March 2005, the Company issued 30,000 shares of registered common stock, having a market value of $25,860, for consulting services.

In March 2005,  the  Company in a private  placement  sold 11,584  shares of its unregistered, restricted common stock for $10,000. The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Transactions during the year ended June 30, 2004:

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


B.       Warrants

In July 2004, the Company issued to a director of the Company an outstanding warrant that is convertible into 1,400,000 shares of common stock at an exercise price of $1.30 per share. The warrant expires 2 years from the date of grant. The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25, FIN 44 and SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, the Company recorded no compensation expense in connection with this warrant.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



6.       Equity Transactions (continued)

B. Warrants (continued)

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

A summary of the Company's outstanding warrants as of June 30, 2005 and 2004, is presented below:

                                            Shares            Exercise Price
                                        ----------------      ---------------
Outstanding at June 30, 2003                    440,000      $         2.27
                                        ----------------      ---------------

Cancelled/expired                              (240,000)               2.27
Exercised                                      (200,000)               0.25
Issued                                          832,000                0.75
                                        ----------------      ---------------

Outstanding at June 30, 2004                    832,000                0.75

Cancelled/expired                              (350,000)               0.75
Exercised                                             -                0.00
Issued                                        1,400,000                1.30
                                        ----------------      ---------------

Outstanding at June 30, 2005                  1,882,000      $         1.16
                                        ================      ===============

The fair value of the warrants issued in both years were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      2005             2004
                                                  -------------    -------------
Dividend yield                                              0%               0%
Expected volatility                                       193%              24%
Risk-free interest rate                                   4.0%             5.4%
Expected life                                          2 years         10 years

The estimated fair value of the warrants granted in 2004 ranged from $0.63 to $0.83 per share. The estimated fair value of the warrant granted in 2005 was $1.09.

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


6.       Equity Transactions (continued)

B. Warrants (continued)

If the Company had elected to recognize compensation expense related to warrants issued in July 2004 based upon the fair value at the grant date for warrants under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended June 30, 2005 and 2004:

                                                                        2005
                                                                   -------------
Net loss:
     As reported                                                   $  (939,956)
     Pro Forma                                                     $  (939,956)

Basic & diluted loss per common share As reported:
     Continuing operations (basic & diluted)                       $     (0.10)
     Discontinued operations (basic & diluted)                     $      --
                                                                   -------------
     Total                                                         $     (0.10)
                                                                   =============
Pro forma
     Continuing operations (basic & diluted)                       $     (0.10)
     Discontinued operations (basic & diluted)                     $      --
                                                                   -------------
     Total                                                         $     (0.10)
                                                                   =============



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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


6.       Equity Transactions (continued)

D.       Preferred Stock Issuances

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

Under the terms of the transaction, FinancialContent licensed its services to the Investor Channel of CNET News.com in exchange for equivalent value in advertising over CNET's online properties. The amount of consideration given was based on a number of factors, including the history and past performance and the number of shares outstanding of the Company's common stock, and an evaluation of CNET's Private Wire client contracts, which included among other things: clients; revenues and payment histories; number of clients and deployments; and contract terms. The cash consideration paid to CNET under the terms of the agreement was borrowed by the Company from Asia Pacific Ventures, an affiliated entity of the Company.

As a result of the exercise of certain warrants, the Company issued to CNET an additional 75,000 shares of Preferred Stock Series A under the anti-dilution provision of the purchase agreement. The issuance of the additional contingent securities does not increase the overall cost of the acquisition. The only item that changed was the number of shares issued for the acquisition.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


Series B

Under a private placement memorandum dated May 29, 2003, the Company issued on July 31, 2003, 1,033,334 shares of the 2,000,000 newly created shares of the Company's Series B convertible preferred stock at $0.35 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to share of the Company's common stock.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


6.       Equity Transactions (continued)

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

During the year ended June 30, 2005, APV advanced $218,100 to the Company. As of June 30, 2005, APV is owed $218,100.

During the year ended June 30, 2004, APV advanced $22,000 to the Company, and the Company repaid all advances and interest to APV.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


7.       Related Party Transactions (continued)

B.       Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

The Company has received advances from Wilfred Shaw, and these advances bear an interest rate of 12% per annum.

During the year ended June 30, 2005, Wilfred Shaw advanced $68,250 to the Company, and the Company repaid all advances to Wilfred Shaw. As of June 30, 2005, Wilfred Shaw is owed $330 in interest related to these advances.

Mr. Shaw had $60,000 in director fees due from the Company for serving as the Chairman of the Board of Directors for the period prior to June 30, 1998. The amount was paid as of June 30, 2004.

In July 2004, the Company issued a warrant convertible into 1,400,000 shares of its common stock at an exercise price of $1.30 to Wilfred Shaw. The warrant expires in two years from date of grant. The Company recorded no compensation expense as a result of this grant.


C.       Wing Yu

The following transactions took place between the Company and Wing Yu, the CEO and current member on the Company's Board of Directors:

The Company has received advances from Wing Yu, and these advances bear no interest.

During the year ended June 30, 2005, Wing Yu advanced $70,950 to the Company. As of June 30, 2005, Wing Yu is owed $4,184. Additionally, as of June 30, 2005, the Company's Accounts Payable included $29,722 of expense reimbursements due to Mr. Yu.


D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2005, SharpManagement was due $124,892.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


7.       Related Party Transactions (continued)

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


F.       Notes Payable to Shareholders

In 2001, Tupelo Investments, a shareholder, advanced to the Company $63,517. These notes were due on demand and bore an annual interest rate of 12%. These notes were repaid in 2004.


G.       Warrants

In July 2004, the Company issued a warrant convertible into 382,000 shares of its common stock at an exercise price of $0.75 to a member of the Board of Directors. The warrant expires in two years from date of grant. The Company recorded compensation expense of $286,500 as a result of this grant.



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


Settlement

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


8.       Commitments and Contingencies (continued)

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


B.       Operating Leases

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. The Company currently leases the facility under a 6-month extension of the original agreement that terminates on January 31, 2006. All operations including system development, control and maintenance are now performed at this facility. The aggregate future rental rates are:

Year ending June 30,
2006                                          $   32,508
Thereafter                                          --

                                              -----------
Total future minimum lease payments           $   32,508

During the year, the Company also leases office space in New York City under a short-term lease that has been extended by one year that will terminate on December 31, 2005, which is being paid against a $3,000 advance plus overhead charges. The Company temporarily closed this office in September 2004, which it reopened in January 2005.

During the year, the Company signed a 13-month lease, terminable at-will on 30-day written notice, for an office space in Shanghai, China, for which the Company pays $85 per month plus overhead charges.

For the years ended June 30, 2005 and 2004, total rent expense was $61,088 and $62,056, respectively.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


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

9.       Going Concern Uncertainties (continued)

In view of these matters, management believes that actions presently being taken to expand the Company's operations and to continue its web-based activities provide the opportunity for the Company to reach profitability. The Company's focus on strategic technological investments will improve the Company's cash flow, profitability and ability to raise additional capital so that it can meet its strategic objectives.

Management did not raise additional capital during the year, however, management is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


10.      Subsequent Events

A.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:

In September 2005, Wing Yu advanced $15,000 to the Company. The advance from Wing Yu bears no interest.