Form 10QSB
period 2005-09-30
FINANCIALCONTENT INC
filed 2005-11-15
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2005

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

Check  if there is no  disclosure  of  delinquent  filers  pursuant  to Item 405
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,469,246.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005






                                 C O N T E N T S



Consolidated Balance Sheets                                             1 - 2

Consolidated Statements of Operations
    and Comprehensive Income                                                3

Consolidated Statements of Cash Flows                                   4 - 5

Notes to Consolidated Financial Statements                              6 - 18



                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005


                            ASSETS                               September 30,    June 30,
                            ------                                   2005            2005
                                                                 ------------   -----------
                                                                  (unaudited)   (audited)
Current Assets:
     Cash and cash equivalents                                  $    25,248    $    14,536
     Short-term investments in marketable securities                  3,980          2,606
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $17,336 and $20,284, respectively)              202,032        115,075
     Prepaid expenses                                                10,924          5,599
     Deposits                                                         7,171          6,945
                                                                -----------    -----------

        Total Current Assets                                        249,355        144,761
                                                                -----------    -----------

Property and Equipment :
     Office furniture                                                14,212         14,212
     Equipment                                                      174,840        170,034
     Software                                                         5,992          5,992
                                                                -----------    -----------

        Property and Equipment, cost                                195,044        190,238

     Accumulated depreciation                                      (140,654)      (132,298)
                                                                -----------    -----------

        Property and Equipment, net                                  54,390         57,940
                                                                -----------    -----------

Other Assets:
     Long-term investments                                            5,048          5,048
     Purchased contracts - CNET (net of amortization
        of $533,628 and $487,671, respectively)                     505,518        551,475
                                                                -----------    -----------

        Total Other Assets                                          510,566        556,523
                                                                -----------    -----------

           Total Assets                                         $   814,311    $   759,224
                                                                ===========    ===========


                See accompanying notes to financial statements.

                                   (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005


             LIABILITIES AND STOCKHOLDERS' EQUITY                September 30,     June 30,
             ------------------------------------                    2005            2005
                                                                -------------    -------------
                                                                 (unaudited)      (audited)
Current Liabilities:
     Accounts payable                                           $     190,397    $     148,077
     Management fees due to related party                             154,792          124,892
     Payroll and taxes payable                                         17,167           38,577
     Income taxes payable                                               2,000            1,600
     Other accrued expenses                                             8,136           12,759
     Deferred revenue                                                  85,724           32,377
     Note payable - related parties                                   247,784          222,284
     Accrued interest on notes payable                                 13,262            6,719
     Liabilities of discontinued operations                           117,509          117,509
     Dividend payable                                                  51,110           38,829
                                                                -------------    -------------

        Total Current Liabilities                                     887,881          743,623
                                                                -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000    shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910
           shares issued and outstanding                                2,240            2,240
        Preferred stock Series B, $0.001 par value; 1,033,334
           shares issued and outstanding                                1,033            1,033
        Preferred stock Series C, $0.001 par value; 1,301,334
           shares issued and outstanding                                1,301            1,301
        Preferred stock Series D, $0.001 par value; 4,000,000
           shares issued and outstanding                                4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares
        authorized; 10,369,276 issued and outstanding                  10,370           10,370
     Additional paid-in-capital                                    19,781,393       19,731,043
     Accumulated other comprehensive loss                             (69,244)         (70,618)
     Accumulated deficit                                          (19,804,663)     (19,663,768)
                                                                -------------    -------------

        Total Stockholders' Equity                                    (73,570)          15,601
                                                                -------------    -------------

           Total Liabilities and Stockholders' Equity           $     814,311    $     759,224
                                                                =============    =============

                See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                   2005           2004
                                                               ------------    ------------
                                                                (unaudited)     (unaudited)
Revenues:
       Net revenues                                            $    421,706    $    285,318
       Costs of revenues                                            (79,975)        (43,060)
                                                               ------------    ------------
                                                                    341,731         242,258

Operating Expenses:
       Business development                                           7,035           6,856
       General and administrative                                   402,056         269,010
       Amortization and depreciation                                 54,312          84,096
                                                               ------------    ------------
           Total Operating Expenses                                 463,403         359,962
                                                               ------------    ------------

           Loss from Operations                                    (121,672)       (117,704)
                                                               ------------    ------------

Other Income (Expense):
       Other income                                                    --               937
       Interest expense                                              (6,542)           --
                                                               ------------    ------------

           Total Other Income(Expense)                               (6,542)            937
                                                               ------------    ------------

       Net loss before taxes                                       (128,214)       (116,767)

           Provision for income tax                                    (400)           (250)
                                                               ------------    ------------

       Net loss                                                    (128,614)       (117,017)

           Preferred stock dividend                                 (12,281)        (12,700)
                                                               ------------    ------------

                Net loss attributable to common stockholders       (140,895)       (129,717)
                                                               ------------    ------------

Other comprehensive income:
       Unrealized gain/(loss) on securities                           1,374             280
                                                               ------------    ------------

Comprehensive Loss                                             $   (139,521)   $   (129,437)
                                                               ============    ============


Net loss per share (basic and diluted)                         $      (0.01)   $      (0.01)
                                                               ============    ============

Shares used in per share calculation (basic and diluted)         10,369,276       9,455,627
                                                               ============    ============

                See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                      September 30,  September 30,
                                                                          2005            2004
                                                                       -----------    -----------
                                                                       (unaudited)    (unaudited)
Operating Activities:
     Net Loss                                                           $  (140,895)   $  (129,717)

Adjustments to reconcile  net (loss) to net cash
    provided by (used in) operating activities:
        Depreciation                                                          8,356         84,096
        Amortization of intangible asset                                     45,957           --
        Allowance for bad debts                                              (2,948)        (1,266)
        Expense recognized in connection with subscription receivable        50,350           --
        Issuance of common stock for services                                  --            3,450
        Preferred stock dividends                                            12,281         12,700

Changes in operating assets and liabilities:
     Accounts receivable - trade                                            (84,009)        (5,786)
     (Increase) decrease in deposits                                           (226)          --
     (Increase) decrease in prepaid expenses                                 (5,325)         3,257
     Increase in income tax payable                                             400           --
     Increase in accounts payable                                            42,318         71,539
     Decrease in accrued liabilities and expenses                            (4,621)       (27,475)
     Increase in management fees due to related party                        29,900         15,000
     Increase (decrease) in payroll and taxes payable                       (21,410)          --
     Increase (decrease) deferred revenue                                    53,347         (9,982)
     Increase (decrease) in accrued interest                                  6,543           --
                                                                        -----------    -----------

        Net cash used in operating activities                                (9,982)        15,816
                                                                        -----------    -----------

Investing activities:
     Purchase of property and equipment                                      (4,806)        (3,346)
                                                                        -----------    -----------

        Net cash used in investing activities                                (4,806)        (3,346)
                                                                        -----------    -----------

                See accompanying notes to financial statements.

                                   (continued)

                                                        FINANCIALCONTENT, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                             September 30,     September 30,
                                                                                 2005              2004
                                                                            -------------     --------------
Financing activities:
     Payments on advances from officers                                                -            (8,233)
     Proceeds from advances from officers                                         25,500                 -
     Payment of preferred stock dividend                                               -           (12,281)
                                                                            -------------     --------------

        Net cash provided by financing activities                                 25,500           (20,514)
                                                                            -------------     --------------

        Increase (Decrease) in cash and cash equivalents                          10,712            (8,044)

Cash and cash equivalents, beginning of period                                    14,536            11,100
                                                                            -------------     --------------

Cash and cash equivalents, end of period                                     $    25,248       $     3,056
                                                                            =============     ==============


Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                                            $          -       $         -
                                                                            =============     ==============
        Taxes                                                                $         -       $       250
                                                                            =============     ==============
     Expense recognized in connection with subscription receivable           $    50,350       $         -
                                                                            =============     ==============
     Barter transactions for advertising                                     $    61,295       $    23,761
                                                                            =============     ==============

                See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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


B.       Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company quoted on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


1.       Summary of Significant Accounting Policies (continued)

D.       Income Taxes (continued)

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


F.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $38,397 for the period ended September 30, 2005, $35,592 of which were paid by barter service transactions. The Company incurred advertising expenses of $24,995 for the period ended September 30, 2004, $23,761 of which were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the periods ended September 30, 2005 and 2004 due to the Company having a net loss from operations at September 30, 2005 and 2004.


I. Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has reported its franchising operations in Canada as discontinued operations, and the results of its Internet operations as continuing operations. During the three months ended September 30, 2005, the Company began operations of a new segment focusing on financial podcasts. The new segment did not have significant operations, therefore the current financial statements represent the operations of only one segment.


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


K.       Business Risks and Credit Concentrations

The Company operates in the Internet industry, which is relatively new, rapidly evolving and highly competitive. The Company relies on third-party suppliers of topical and relevant information content. There can be no assurance that the Company will be able to continue product development and secure content sufficient to support its operations.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $17,336 and $20,284 of accounts receivable as of September 30, 2005 and June 30, 2005, respectively.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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


2.       Equity Transactions

A.       Issuance of Common Stock

Transactions during the three months ended September 30, 2004

In September 2004, the Company issued 2,500 shares of common stock to an employee for compensation.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


2.       Equity Transactions (continued)

A.       Issuance of Common Stock (continued)

Transactions during the three months ended September 30, 2005

None


B.       Warrants

As of September 30, 2005, the company has an outstanding warrant which expires in July 2006 that is convertible into 1,400,000 shares of common stock at an exercise price of $1.30 per share. The warrant expires 2 years from the date of grant.

As of September 30, 2005, the company has an outstanding warrant which expires in July 2006 that is convertible into 380,000 shares of common stock at an exercise price of $0.75 per share. The warrant expires 1 year from the date of grant.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

In 2004 an individual converted 35,000 shares of series C into 35,000 shares of common stock.

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005



3.       Stock-Based Compensation

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                       Three Months ended September 30,
                                          ------------------------
                                             2005           2004
                                          -----------    ---------

Net Loss                             $       (128,614)   $(117,017)

Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss              --           --

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                      --        (42,683)
                                          -----------    ---------

      Pro forma                      $       (128,614)   $(159,700)
                                          ===========    =========

Net loss per share - basic and diluted
      As reported                         $        (0.01)$   (0.01)
      Pro forma                           $        (0.01)$   (0.02)


The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                        Three Months ended September
                                                     30,
                                        ------------------------------
                                            2005             2004
                                        --------------    ------------

Risk-free interest rates                    5.4%             5.4%
Expected lives (in years)                    10               10
Dividend yield                                -                -
Expected volatility                          24%              24%

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


4.       Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company was required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Effective January 1, 2005, the amount was increased to $10,000 per month. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of September 30, 2005, SharpManagement was due $154,792.


B.       Asia Pacific Ventures

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative was Wilfred Shaw, the current Chairman of Financial Content. APV has loaned money to the Company in previous years. The net of advances due from shareholders and officers consists of overpayments by Financial Content on loans made by APV to the Company.


C.        Wing Yu

The Company has received advances from Wing Yu, and these advances bear no interest. As of September 30, 2005, Wing Yu is owed $29,684.


5.       Commitments and Contingencies

A.       Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. Except as set forth below, the Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

5.       Commitments and Contingencies (continued)

B.       Operating Leases (continued)

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

For the periods ended September 30, 2005 and 2004, total rent expense was $14,449 and $21,408, respectively.


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

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised additional capital through the sale of preferred stock and issuance of debt during 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


7.       Subsequent Events

On October 24, 2005, a shareholder converted 100,000 shares of our series B preferred stock to 100,000 shares of our common stock.

On November 7, 2005, we received a letter from an attorney representing a former consultant to the Company demanding delivery of 300,667 shares of our common stock based upon alleged services provided under the terms of a contract entered into between the parties. The Company disputes that any number of shares are due to this consultant. We have not recorded a reserve in regard to this matter because we believe the claim to be without any merit.

Item 2.  Management's Discussion and Analysis

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10KSB for the year ended June 30, 2005. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

We are a leading content solution provider specializing in the integration and delivery of financial data and tools to web sites and corporate intranets. We offer a full suite of financial data deployable through an interactive online platform. Our flagship product, Studio 3.5, has won rave reviews from our clients and industry media for the software's ease of use and speed of deployment. On June 8, 2005, we announced the imminent launch of Studio 5.0, the next generation of the Company's flagship content management and integration platform, which will significantly enhance our service and further bolster our reputation as the leader in the content distribution sector. We also offer a full suite of complementary services, including web development and hosting, that targets the online media and financial services industries as well as delivery of financial data for use by the print media.

We pride ourselves on being a pioneer in online content integration. Our mission is to empower our clients with the ability to customize and manage their own deployments. With over 400 deployments worldwide, our client base includes banks, brokerages, credit unions, and application service providers, as well as diversified media businesses and Fortune 500 companies. Our revenues in our most recent fiscal year more than doubled our revenues from the previous year as a result in part of our purchase of CNET Network, Inc.'s Private Wire Division client contracts. Our revenues continue to grow as we continue to implement our strategic business plan. Elements of our strategy include:

     o Targeting businesses in industries that require robust online market analysis tools and financial information on their web sites, as we continue to develop content packages targeting specific industries;
     o Developing and marketing innovative products and services to attract and retain clients, including continuously developing new delivery and caching systems to maximize the scalability and availability of the data delivery service; and
     o Accelerating our technology development and gaining access to compelling content, applications and functionality through strategic alliances..

Our service is deployed to a wide range of companies, including:

     o   Adaptec - storage access solution provider
     o   Adobe Europe - imaging software developer
     o   AdvisorSites - finance advisor solution  provider
     o   Bayer Corporation - health care and chemicals group
     o   Biospace - Research firm for pharmaceuticals industry
     o   Boston Globe - media company
     o   Cablevision/Optonline - broadband telecommunications company
     o   Capital Fulfillment Group - financial services marketing firm
     o   Career Innovations - bioscience portal
     o   Cinapsys - online investor relations firm
     o   CNET Networks, Inc. - online portal
     o   Crain Communications, Inc. - media group

     o   Earl G. Graves, Ltd. - print and online media company
     o   Entrust Capital - investment bank
     o   Equity Analysis - financial research firm
     o   eMap - European publisher and media company
     o   1st Discount Brokers - financial services company
     o   4INFO - wireless service provider
     o   Financial Advisors Legal Association - legal services
     o   Friedman Billings Ramsey - investment bank
     o   Gay Financial Network - online financial portal
     o   Genworth Financial - financial services company
     o   GTC Telecom - telecommunications company
     o   Houston Chronicle - online media company
     o   Interactive Taxi - mobile interactive kiosk provider
     o   Investopedia, Inc - online investor education
     o   Lightport - finance advisor solution provider
     o   Market Wire - wire service
     o   Media News Group - media company
     o   Ogangi - wireless service provider
     o   Quepasa.com - Spanish-language online portal
     o   PennWell Corporation - print and online trade publications
     o   Pentony Enterprise, LLC - online investment website
     o   Phoenix Newspapers - media group
     o   PR Newswire - wire service
     o   The Red Herring - print and online media company
     o   Rohm & Haas - chemical company
     o   San Francisco Chronicle - online and print media company
     o   Scripp's - publisher and media company
     o   Tenbagger.com - online investment website
     o   ValueRich - high net-worth lifestyle magazine
     o   Viacom Television Stations Group - media company
     o   Viavid - online investor relations firm
     o   WR Hambrecht - investment bank

In the quarter ended September 30, 2005, our most significant business and corporate developments included:

     o The launch of StreetIQ.com an online financial site for finding, subscribing to, and publishing financial podcasts.

     o The upgrade of our Finesse news content syndication platform from version 1.0 to 1.1 which initiated the beginning or our ability to support the syndication of MP3 files for StreetIQ.com.

     o The addition of TenBagger.com and Financial Advisors Legal Association to our client base.

     o The partnership with California New Tech which shall be the exclusive provider of media sentiment data across our network of over 400 deployments.

Results of Operations for the three months ended September 30, 2005 and 2004
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $421,706 for the three months ended September 30, 2005, from approximately $285,318 for the three months ended September 30, 2004. This increase of $136,388 (47.8%) in revenues is attributed to the steady and ongoing growth of our business over the last year. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue, however, $25,703 of the revenues we recorded are bartered for advertising services that we will receive in the future.

Costs of Revenues. Costs of Revenues increased to $79,975 for the three months ended September 30, 2005, from approximately $43,060 for the three months ended September 30, 2004, an increase of cost of revenues of $36,915 (85.7%). We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as increased fees attributable to the increase in bandwidth traffic.

Business development: Business development expenses increased slightly from $6,856 for the three months ended September 30, 2004 to $7,035 for the three months ended September 30, 2005, an increase of $179 (2.6%).

General and administrative. General and administrative expenses increased to approximately $402,056 for the three months ended September 30, 2005 from approximately $269,010 for the three months ended September 30, 2004, an increase of $133,046 (49.5%). This increase is primarily a result of an increase in payroll expense of approximately $46,682 (36.4%) from approximately $128,087 for the period ended September 30, 2004 to $174,769 for the period ended
September 30, 2005, an increase in advertising expense from approximately $24,995 for the period ended September 30, 2004 to $38,397 for period ended September 30, 2005 of which $35,592 was paid by barter service transactions.

Amortization and depreciation. Depreciation and amortization expenses decreased to approximately $54,312 for the three months ended September 30, 2005 from approximately $84,096 for the three months ended September 30, 2004, a decrease of $29,784 (35.4%). The primary reason for this decrease is the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 which we have valued at $1,039,146. Originally, the contracts we purchased were being amortized over a three years based on our expectations of retention of these contracts. However, in the year ended June 30, 2005, the company changed the period of amortization on the contract rights acquired from CNET Networks, Inc. from 3 to 5 years based on the Company's review of the projected lives of the contracts and on the Company's retention of 75% of those contracts acquired. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (expense). Other income (expense) was approximately ($6,542) for the three months ended September 30, 2005, as compared to other income $937 for the three months ended September 30, 2004 a decrease of $7,479 (798.2%). This decrease is primarily the result of interest accumulated on interest-bearing notes from borrowing money from related parties by the Company.

Liquidity and Capital Resources

For the three months ended September 30, 2005, we sustained operating losses of $121,672 compared to operating losses of $117,704 for the three months ended September 30, 2004. This slight increase in operating losses of $3,968 (3.4%) was due primarily to an increase in gross profits of $99,478 (41.0%), a decrease in amortization and depreciation expense of $29,784 (35.4%), off set by an increase in general and administrative expense of $133,046 (49.5%).

Net cash provided by financing activities was $25,500 for the three months ended September 30, 2005 compared to ($20,514) for the three months ended September 30, 2004, an increase of $46,014 (224.3%). During the three months ended September 30, 2005 we received advances from our officers in the amount of $25,500 compared to the period ended September 30, 2004, wherein we had no capital raising activities and paid dividends in the amount of $12,281 on our Series A preferred stock issued to CNET Networks, Inc., and $8,233 repayment of advances from officers.

The Company had a total stockholders' equity of ($73,570) on September 30, 2005 compared to stockholders equity of $15,601 on June 30, 2005, a decrease of $89,171 (571.5%), resulting primarily from an increase in the accumulated deficit of $140,895, offset by an increase in paid-in capital of $50,350.

As of September 30, 2005, our working capital position declined slightly by $39,664 to a negative $638,526 from a negative $598,862 at June 30, 2005. The Company's current ratio for the period ended September 30, 2005 is 0.28:1, from a ratio of 0.19:1 for the year ended June 30, 2005. The decline in our working capital position is primarily from an increase in management fees due a related party of approximately $29,900 (23.9%), an increase in notes payable due to a related party in the amount of $25,550 (11.5%), an increase in deferred revenue in the amount of $53,347 (164.8%), offset by an increase in accounts receivables of $86,957 (75.6%).

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

On November 7, 2005, we received a letter from an attorney representing a former consultant to the Company demanding delivery of 300,667 shares of our common stock based upon alleged services provided under the terms of a contract entered into between the parties. The Company disputes that any number of shares are due to this consultant. We have not recorded a reserve in regard to this matter because we believe the claim to be without any merit.

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


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: November 14, 2005             /S/ WING YU
                                    ------------------------
                                    Wing Yu
                                    Chief Executive Officer