Form 10QSB
period 2005-12-31
FINANCIALCONTENT INC
filed 2006-02-16
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,469,276.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005






                                 C O N T E N T S


Consolidated Balance Sheets                                            1 - 2

Consolidated Statements of Operations and Comprehensive Income             3

Consolidated Statements of Cash Flows                                  4 - 5

Notes to Consolidated Financial Statements                            6 - 19


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2005 AND JUNE 30, 2005


                                                                December 31,     June 30,
                                 ASSETS                            2005            2005
                                                                -----------    -----------
(unaudited) (audited)
Current Assets:
     Cash and cash equivalents                                  $     8,181    $    14,536
     Short-term investments in marketable securities                 58,318          2,606
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $21,193 and $20,284, respectively)              163,029        115,075
     Prepaid expenses                                                 3,983          5,599
     Deposits                                                         7,171          6,945
                                                                -----------    -----------

        Total Current Assets                                        240,682        144,761
                                                                -----------    -----------

Property and Equipment :
     Office furniture                                                14,212         14,212
     Equipment                                                      181,077        170,034
     Software                                                         5,992          5,992
                                                                -----------    -----------

        Property and Equipment, cost                                201,281        190,238

     Accumulated depreciation                                      (149,821)      (132,298)
                                                                -----------    -----------

        Property and Equipment, net                                  51,460         57,940
                                                                -----------    -----------

Other Assets:
     Long-term investments                                            5,048          5,048
     Purchased contracts - CNET (net of amortization
        of $579,584 and $487,671, respectively)                     459,562        551,475
                                                                -----------    -----------

        Total Other Assets                                          464,610        556,523
                                                                -----------    -----------

           Total Assets                                         $   756,752    $   759,224
                                                                ===========    ===========

                    See accompanying  notes to financial statements.

                                   (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    AS OF DECEMBER 31, 2005 AND JUNE 30, 2005


                   LIABILITIES AND STOCKHOLDERS' EQUITY             December 31,      June 30,
                   ------------------------------------                2005             2005
                                                                   -------------    -------------
(unaudited) (audited)
Current Liabilities:
     Accounts payable                                              $     154,944    $     148,077
     Management fees due to related party                                184,192          124,892
     Payroll and taxes payable                                            90,484           38,577
     Income taxes payable                                                  2,400            1,600
     Other accrued expenses                                                9,460           12,759
     Deferred revenue                                                     57,611           32,377
     Note payable - related parties                                      259,984          222,284
     Accrued interest on notes payable                                    19,872            6,719
     Liabilities of discontinued operations                              117,509          117,509
     Dividend payable                                                     63,391           38,829
                                                                   -------------    -------------

        Total Current Liabilities                                        959,847          743,623
                                                                   -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910
      shares issued and outstanding                                        2,240            2,240
   Preferred stock Series B, $0.001 par value; 933,334 and
      1,033,334 shares issued and outstanding, respectively                  933            1,033
   Preferred stock Series C, $0.001 par value; 1,301,334
      shares issued and outstanding                                        1,301            1,301
   Preferred stock Series D, $0.001 par value; 4,000,000
      shares issued and outstanding                                        4,000            4,000
Common stock, $0.001 par value; 900,000,000 shares
   authorized; 10,469,276 and 10,369,276 issued and outstanding,
   Respectively                                                           10,470           10,370
Additional paid-in-capital                                            22,562,082       22,461,382
Accumulated other comprehensive loss                                     (70,345)         (70,618)
Accumulated deficit                                                  (22,713,776)     (22,394,107)
                                                                   -------------    -------------

   Total Stockholders' Equity                                           (203,095)          15,601
                                                                   -------------    -------------

      Total Liabilities and Stockholders' Equity                   $     756,752    $     759,224
                                                                   =============    =============

                    See accompanying  notes to financial statements.


                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                     Three months ended December 31,  Six months ended December 31,
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
                                                       (unaudited)     (unaudited)    (unaudited)     (unaudited)
Revenues:
     Net revenues                                     $    383,993    $    263,098    $    744,404    $    524,655
     Barter revenues (non-cash)                             37,046          34,950          98,341          58,711
     Costs of revenues                                     (83,957)        (80,179)       (163,932)       (123,239)

Operating Expenses:
     Business development                                    9,438           1,501          16,473           8,357
     General and administrative                            394,957         411,920         761,421         657,935
     Advertising expense - barter                           37,046          34,950          72,638          57,945
     Amortization and depreciation                          55,123          82,071         109,435         166,167
                                                      ------------    ------------    ------------    ------------
        Total Operating Expenses                           496,564         530,442         959,967         890,404
                                                      ------------    ------------    ------------    ------------

        Loss from Operations                              (159,482)       (312,573)       (281,154)       (430,277)
                                                      ------------    ------------    ------------    ------------
Other Income (Expense):
     Other income                                             --             9,762            --            10,699
     Interest expense                                       (6,611)           (563)        (13,153)           (563)
                                                      ------------    ------------    ------------    ------------

        Total Other Income(Expense)                         (6,611)          9,199         (13,153)         10,136
                                                      ------------    ------------    ------------    ------------

     Net loss before taxes                                (166,093)       (303,374)       (294,307)       (420,141)

        Provision for income tax                              (400)           --              (800)           (250)
                                                      ------------    ------------    ------------    ------------

     Net loss                                             (166,493)       (303,374)       (295,107)       (420,391)

        Preferred stock dividend                           (12,281)        (12,281)        (24,562)        (24,981)
                                                      ------------    ------------    ------------    ------------

           Net loss attributable to
           common stockholders                            (178,774)       (315,655)       (319,669)       (445,372)
                                                      ------------    ------------    ------------    ------------

Other comprehensive income:
     Unrealized gain/(loss) on securities                   (3,136)            423          (1,762)            423
                                                      ------------    ------------    ------------    ------------

Comprehensive Loss                                    $   (181,910)   $   (315,232)   $   (321,431)   $   (444,949)
                                                      ============    ============    ============    ============


Net loss per share (basic and diluted)                $      (0.02)   $      (0.03)   $      (0.03)   $      (0.05)
                                                      ============    ============    ============    ============

Shares  used in per share  calculation  (basic  and
diluted)                                                10,443,189       9,512,475      10,406,233       9,484,051
                                                      ============    ============    ============    ============

                    See accompanying  notes to financial statements.


                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                                                    December 31,     December 31,
                                                                                        2005             2004
                                                                                   -------------    -------------
                                                                                    (unaudited)      (unaudited)
Operating Activities:
     Net Loss                                                                      $    (319,669)   $    (445,372)

Adjustments to reconcile  net (loss) to net cash provided by (used in) operating activities:
        Depreciation                                                                      17,523           14,243
        Amortization of intangible asset                                                  91,913          151,924
        Allowance for bad debts                                                              909            6,179
        Expense recognized in connection with subscription receivable                    100,700             --
        Issuance of common stock for services                                               --            178,232
        Preferred stock dividends                                                         24,562           24,981

Changes in operating assets and liabilities:
     Accounts receivable - trade                                                         (48,863)          (1,033)
     (Increase) decrease in deposits                                                        (226)            --
     (Increase) decrease in prepaid expenses                                               1,616            3,039
     (Increase) decrease in short term investments                                       (55,440)          (8,177)
     Increase in income tax payable                                                          800             --
     Increase in accounts payable                                                          6,868           14,536
     Decrease in accrued liabilities and expenses                                         (3,299)         (43,918)
     Increase in management fees due to related party                                     59,300           30,000
     Increase (decrease) in payroll and taxes payable                                     51,907           27,504
     Increase (decrease) deferred revenue                                                 25,234            9,899
     Increase (decrease) in accrued interest                                              13,153              564
                                                                                   -------------    -------------

        Net cash used in operating activities                                            (33,012)         (37,399)
                                                                                   -------------    -------------

Investing activities:
     Purchase of property and equipment                                                  (11,043)          (4,541)
                                                                                   -------------    -------------

        Net cash used in investing activities                                            (11,043)          (4,541)
                                                                                   -------------    -------------

                    See accompanying  notes to financial statements.

                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


                                                                      December 31,     December 31,
                                                                        2005               2004
                                                                     -------------    -------------
Financing activities:
     Proceeds from notes payable - related party                              --             23,100
     Payments on advances from officers                                    (15,000)         (35,409)
     Proceeds from advances from officers                                   52,700           63,201
     Payment of preferred stock dividend                                      --            (12,281)
                                                                     -------------    -------------

        Net cash provided by financing activities                           37,700           38,611
                                                                     -------------    -------------

        Increase (Decrease) in cash and cash equivalents                    (6,355)          (3,329)

Cash and cash equivalents, beginning of period                              14,536           11,100
                                                                     -------------    -------------

Cash and cash equivalents, end of period                             $       8,181    $       7,771
                                                                     =============    =============


Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                                     $         620    $        --
                                                                     =============    =============
        Taxes                                                        $        --      $         250
                                                                     =============    =============
     Expense recognized in connection with subscription receivable   $     100,700    $        --
                                                                     =============    =============
     Issuance of common stock for services                           $        --      $     178,232
                                                                     =============    =============
     Barter transactions for advertising                             $      98,341    $      93,661
                                                                     =============    =============

                    See accompanying  notes to financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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


E.       Revenue Recognition

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis and customization charges that the Company recognizes upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue which the Company will then record as revenue when the content is delivered to the customer.


F.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $77,918 for the period ended December 31, 2005, $72,638 of which were paid by barter service transactions. The Company incurred advertising expenses of $61,567 for the six months ended December 3, 2004, $57,945 of which were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the periods ended December 3, 2005 and 2004 due to the Company having a net loss from operations at December 31, 2005 and 2004.


I.      Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has reported its franchising operations in Canada as discontinued operations, and the results of its Internet operations as continuing operations. During the six months ended December 30, 2005, the Company began operations of a new segment focusing on financial podcasts. The new segment did not have significant operations, therefore the current financial statements represent the operations of only one segment.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $21,193 and $20,284 of accounts receivable as of December 31, 2005 and June 30, 2005, respectively.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

O. Stock-Based Compensation (continued)

The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No. 123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.


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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheet. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

P.       Recent Accounting Pronouncements (continued)

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and, the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

In May 2005, the FASB Emerging Issues Task Force ("EITF"), issued EITF No. 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation". This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation. EITF No. 00-19-1 becomes effective concurrent with the effective date of SFAS 123R. The Company believes the adoption of this pronouncement will not have a material impact on its results of operations or financial condition.

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


Q.       Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

2.       Equity Transactions
         -------------------

A.       Issuance of Common Stock

Transactions during the three months ended December 31, 2004
------------------------------------------------------------

In September 2004, the Company issued 2,500 shares of registered common stock to an employee as compensation.

In November 2004, the Company issued 150,000 shares of registered common stock, having a market value of $136,909, to an individual for consulting services.

In December 2004, the Company issued 40,000 shares of registered common stock, having a market value of $37,873, for consulting services.


Transactions during the six months ended December 31, 2005
----------------------------------------------------------

In October 2005, an individual converted 100,000 shares of Series B Preferred Stock into 100,000 shares of the Company's common stock.


B.       Warrants

As of December 31, 2005, the company has an outstanding warrant which expires in July 2006 that is convertible into 1,400,000 shares of common stock at an exercise price of $1.30 per share. The warrant expires 2 years from the date of grant.

As of December 31, 2005, the company has an outstanding warrant which expires in July 2006 that is convertible into 380,000 shares of common stock at an exercise price of $0.75 per share. The warrant expires 1 year from the date of grant.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances (continued)

Series A (continued)
--------------------

Under the terms of the transaction, FinancialContent agreed to license its services to the Investor Channel of CNET News.com in exchange for equivalent value in advertising over CNET's online properties. The amount of consideration given was based on a number of factors, including the history and past performance and the number of shares outstanding of the Company's common stock, and an evaluation of CNET's Private Wire client contracts, which included among other things: clients; revenues and payment histories; number of clients and deployments; and contract terms. The cash consideration paid to CNET under the terms of the agreement was borrowed by the Company from Asia Pacific Ventures, an affiliated entity of the Company.

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

In 2005 an individual converted 100,000 shares of Series B into 100,000 shares of common stock.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances (continued)

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



3.       Beneficial Conversion Feature of Preferred Stock
         ------------------------------------------------

In connection with the issuance of Series A Convertible Preferred Stock on July 18, 2003, Series B Convertible Preferred Stock on July 31, 2003, and Series C Convertible Preferred Stock on January 2, 2004, the Company did not add to its loss amounts the value of the beneficial conversion feature of such preferred shares in the years ended June 30, 2004 in calculating loss from continuing operations per common share and net loss per common share for such period, or adjust such calculation following completion of the independent valuation in fiscal year 2004. This resulted in an understatement of net loss per common share for that period.

The Company has recorded a charge of $2,730,339 to accumulated deficit to reflect an imputed dividend to the preferred shareholders for the value of this conversion feature. The effect on earnings per share for the year ended June 30, 2004 is a decrease of $0.31 per share from $0.19 per share to $0.50 per share.

As a result of this error, the Company is amending its financial statements for the years ended June 30, 2004 and 2005, and for the three months ended September 30, 2005.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


4.       Stock-Based Compensation
         ------------------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

4.       Stock-Based Compensation (continued)
         ------------------------------------

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                          Six Months ended December 31,
                                          -----------------------------
                                             2005                2004
                                          ---------           ---------

Net Loss                                  $(319,669)          $(445,372)

Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss            --                  --

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                (402,500)            (85,675)
                                          ---------           ---------

      Pro forma                           $(772,169)          $(531,047)
                                          =========           =========

Net loss per share - basic and diluted
      As reported                         $   (0.03)          $   (0.05)
                                          =========           =========
      Pro forma                           $   (0.07)          $   (0.06)
                                          =========           =========


The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                      Six Months ended December 31,
                                 --------------------------------------
                                       2005                 2004
                                 -----------------    -----------------

Risk-free interest rates                 5.4%                 5.4%
Expected lives (in years)                  10                  10
Dividend yield                           -                    -
Expected volatility                     24.0%                24.0%

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

5.       Related Party Transactions
         --------------------------

The following transactions occurred between the Company and certain related parties:

A.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company was required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Effective January 1, 2005, the amount was increased to $10,000 per month. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of December 31, 2005, SharpManagement was due $184,192.


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


C.        Wing Yu

The Company has received advances from Wing Yu, and these advances bear no interest. As of December 31, 2005, Wing Yu is owed $41,884.



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

On November 7, 2005, the Company received a letter from an attorney representing a former consultant demanding delivery of 300,667 shares of common stock based upon alleged services provided under the terms of a contract entered into between the parties. The Company disputes that any number of shares are due to this consultant. The Company has not set aside a reserve in regard to this claim.

B.       Operating Leases

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. The Company currently leases the facility under a 6-month extension of the original agreement that terminates on July 31, 2006. All operations including system development, control and maintenance are now performed at this facility.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

6.       Commitments and Contingencies (continued)
         -----------------------------------------

B.       Operating Leases (continued)

The Company also leases office space in New York City. On January 31, 2006, the Company gave the landlord notice to terminate the lease effective on February 28, 2006. The Company is in negotiations for new office space near New York City.

During the year, the Company signed a 13-month lease, terminable at-will on 30-day written notice, for an office space in Shanghai, China, for which the Company pays $85 per month plus overhead charges.

For the periods ended December 31, 2005 and 2004, total rent expense was $29,200 and $31,557, respectively.


7.       Going Concern Uncertainties

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



8.       Subsequent Events
         -----------------

The Company renewed its agreement with Sharpmanagement.com, LLC for the services of Wilfred Shaw for additional one year term at the rate of $10,000 per month.

To obtain funding for its ongoing operations, the Company entered into a Note and Warrant Purchase Agreement with an institutional investor for a $1,000,000 secured convertible note. The note is payable in three traunches: $350,000 is payable on the execution of the definitive agreements; $350,000 payable upon the filing of a registration statement to register the shares issuable thereunder; and $300,000 payable upon the registration statement taking effect. The secured convertible note bears interest at 9% per annum, matures two years from the date of issuance, and is convertible in whole or in part into registrable shares of the Company's common stock at $0.75 per share. In the event the 10 day average closing bid price of the Company's common stock is less than $0.75 per share within the 30 day period immediately following the registration statement being declared effective, the institutional investor may reset the conversion price to 25% below such average price and again every four months thereafter should the share price falls below $0.75. The warrants issuable under the agreement are equal to twenty five percent (25%) of the number of shares into which the entire principal amount of the note is convertible at an exercise price of $1.00 per share plus twenty five percent (25%) of the number of shares into which the note is convertible at an exercise price of $1.25 per share Said warrants have a five
(5) year term, the shares issuable thereunder are registrable, and have cash-less exercise rights which expire upon said registration statement taking effect.

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

Our service is deployed to a wide range of companies, including:

     o   Adaptec - storage access solution provider
     o   Adobe Europe - imaging software developer
     o   AdvisorSites - finance advisor solution provider
     o   Bayer Corporation - health care and chemicals group
     o   Biospace - Research firm for pharmaceuticals industry
     o   Boston Globe - media company
     o   Cablevision/Optonline - broadband telecommunications company
     o   Capital Fulfillment Group - financial services marketing firm
     o   Career Innovations - bioscience portal
     o   Career Innovations - bioscience portal
     o   CBS Corporation - media company
     o   CBS Radio - media company
     o   CBS Television Stations Group - media company

     o   Cinapsys - online investor relations firm
     o   CNET Networks, Inc. - online portal
     o   Crain Communications, Inc. - media group
     o   Earl G. Graves, Ltd. - print and online media company
     o   Entrust  Capital  -  investment  bank
     o   Equity Analysis - financial research firm
     o   eMap - European publisher and media company
     o   1st Discount Brokers - financial services company
     o   4INFO - wireless service provider
     o   Financial Advisors Legal Association - legal services
     o   Friedman Billings Ramsey - investment bank
     o   Gay Financial Network - online financial portal
     o   Genworth Financial - financial services company
     o   GTC Telecom - telecommunications company
     o   Houston Chronicle - online media company
     o   Interactive Taxi - mobile interactive kiosk provider
     o   Intershow - investment tradeshow company
     o   Lightport - finance advisor solution provider
     o   Market Wire - wire service o Media News Group - media  company
     o   Ogangi - wireless service provider
     o   Quepasa.com - Spanish-language online portal
     o   PennWell Corporation - print and online trade publications
     o   Pentony Enterprise, LLC - online investment website
     o   Phoenix Newspapers - media group
     o   PR Newswire - wire service
     o   The Providence Journal - media company
     o   The Red Herring - print and online media company
     o   Relegence - business intelligence provider
     o   Rohm & Haas - chemical company
     o   San  Francisco  Chronicle - online and print media company
     o   Scripp's - publisher and media company
     o   TalkAmericanet - online portal
     o   Tenbagger.com - online investment website
     o   TVNewsday - online vertical portal
     o   ValueRich - high net-worth lifestyle magazine
     o   Viavid - online investor relations firm
     o   Wedbush Morgan Securities - brokerage
     o   WR Hambrecht - investment bank

In the quarter ended December 31, 2005, our most significant business and corporate developments included:

     o Reaching over 4,000 audio casts on our wholly owned subsidiary StreetIQ.com, an online financial site for finding, subscribing to, and publishing financial podcasts.

     o Announcing the partnership with FeedBurner, the leading provider of RSS subscription feeds, to create a standardized platform for customers to receive financial metadata via RSS subscription.

     o Offering data from the Toronto Stock Exchange including intraday and historical TSX & TSX Venture data, with the addition of detailed company profiles planned for early 2006.

     o Adding Woodview Services Ltd., Equityanalysis.com, WR Hambrecht + Co, WRAL-TV5, and the Houston Chronicle to our client base.

Results of Operations

Three and Six Months Ended December 31, 2005 Compared to December 31, 2004
--------------------------------------------------------------------------------

Revenues. For the three and six months ended December 31, 2005, gross revenues were approximately $421,039 and $842,745, respectively, for an increase of $122,991 and $259,379 (41.2% and 44.5%) respectively, for the same periods in 2004. $383,933 and $744,404 of the revenues we recorded for the three and six months ended December 31, 2005, respectively, were cash or credit sales, which represented increases of $120,895 (46.0%) and $219,749 (41.9%) for cash and credit sales during the same periods in the prior year. $37,046 and $98,341 of the revenues we recorded for the three and six months ended December 31, 2005, respectively, and are bartered for advertising services, $25,703 of which will be received in the future. $34,950 and $58,711 of the revenues we recorded for the three and six months ended December 31, 2004, respectively, were bartered for advertising services, $766 of which were for future advertising services. Revenues recognized in the three and six months ended December 31, 2005, in connection with barter advertising transactions increased 6.0% and 67.5% over the same periods in the prior year. This increase in revenues is attributed to the signing of new customers as our business continues to grow. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Cost of goods sold for the three and six-month period ending December 31, 2005 was approximately $83,957 and $163,932, respectively, for an increase of $3,778 and $40,693 (4.7% and 33.0%), respectively, over the same periods in 2004. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as increased fees attributable to the increase in bandwidth traffic.

Business development. Business development expenses for the three and six-month period ending December 31, 2005 was approximately $9,438 and $16,473, respectively, for an increase of $7,937 and $8,116 (528.8% and 97.1%) respectively, over the same periods in 2004. This increase is primarily the result of our public relations campaign we initiated to attract persons to our StreetIQ.com website which offers audio podcosts related to the financial markets.

General and administrative. General and administrative expenses for the three and six month period ended December 31, 2005 was approximately $432,003 and $834,059, respectively, inclusive of bartered advertising expense, for a decrease of $14,867 (3.3%) for the three month period ended and an increase of $118,179 (16.5%) for the six month period ended. This $14,867 decrease is primarily a result of an increase in payroll salary expense of approximately $36,326 (28.5%) from approximately $127,129 for the period ended December 31, 2004 to $163,455 for the period ended December 31, 2005, an increase in travel related expense of approximately $28,359 (680.5%) from approximately $4,167 for the period ended December 31, 2004 to $32,526 for period ended December 31, 2005, an increase in management fees of approximately $15,000 (100.0%) from approximately $15,000 for the period ended December 31, 2004 to $30,000 for the period ended December 31, 2005, off set by a decrease in stock-based consultant fees of approximately $124,782 (249.5%) from approximately $174,782 for the period ended December 31, 2004 to $50,000 for the period ended December 31, 2005.

Amortization and depreciation. Amortization and depreciation expenses for the three and six month period ended December 31, 2005 was approximately $55,123 and $109,435, respectively, for a decrease of $26,948 and $56,732 (32.8% and 34.1%)
respectively, over the same periods in 2004. The primary reason for this $26,948 decrease is the change in the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 which we have valued at $1,039,146. Originally, the contracts we purchased were being amortized over a three years based on our expectations of retention of these contracts. However, in the year ended June 30, 2005, the company changed the period of amortization on the contract rights acquired from CNET Networks, Inc. from 3 to 5 years based on the Company's review of the projected lives of the contracts and on the Company's retention of 75% of those contracts acquired. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (expense). Other income (expense) for the three and six month period ended December 31, 2005 was approximately ($6,611) and ($13,153), respectively, for a decrease of $15,810 and $23,289 (171.9% and 229.8%) respectively, over the same periods in 2004. This increase in other expense of $15,810 is primarily the result of an increase in interest expense of $6,611 from money borrowed from a related party in the current and the non-cash income resulting from the writing off in the same period in the prior year of the balance of $9,762 owed on a commercial lease from our discontinued foreign operations in Canada.

Liquidity and Capital Resources

For the six months ended December 31, 2005, we sustained operating losses of $319,669 compared to operating losses of $445,372 for the six months ended December 31, 2004. This decrease in operating losses of $125,703 (28.2%) was due primarily to an increase in gross revenues of $259,379 (44.5%), and a decrease in stock-based compensation of $124,782 (249.5%), off set by a $69,563 (7.8%) increase in operating expenses and an increase in cost of sales of $40,693 (33.0%).

Net cash provided by financing activities was $37,700 for the six months ended December 31, 2005 compared to $38,611 for the six months ended December 31, 2004, a slight decrease of $911 (2.4%). The net cash provided by financing activities during the six months ended December 31, 2005 and 2004, consisted solely of advances received from and repaid to our officers. Net cash provided by financing activities during the six months ended December 31, 2004, included advances received from and repaid to officers, but also included receipt of $23,100 from notes payable and a $12,281 cash payment of dividends that did not recur during the current period.

The Company had a total stockholders' equity of ($203,095) on December 31, 2005 compared to stockholders equity of $15,601 on June 30, 2005, a decrease of $218,696 (1,401.8%), resulting primarily from an increase in the accumulated deficit of $319,669, off set by an increase in paid-in capital of $100,700 due to the recognition of services rendered in connection with the Subscription Receivable.

As of December 31, 2005, our working capital position declined by $120,303 (20.1%) to a negative $719,165 from a negative $598,862 at June 30, 2005. The Company's current ratio for the period ended December 31, 2005 is 0.25:1, from a ratio of 0.19:1 for the year ended June 30, 2005. The decline in our working capital position is primarily from an increase in management fees due a related party of approximately $59,300 (47.5%), an increase in notes payable due to related parties in the amount of $37,700 (17.0%), an increase in deferred revenue in the amount of $25,234 (77.9%), an increase in payroll and taxes payable of $51,907 (134.6%), and an increase in dividend payable in the amount of $24,562 (63.3%), off set by an increase in short-term investments in marketable securities of $55,713 (2,137.8%), and an increase in accounts receivables (net of reserve for doubtful accounts) of $47,954 (41.6%).

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Accounts payable and accrued liabilities at December 31, 2005 consisted of the following:

================================================================================
Accrued interest:                                                    $ 19,872
--------------------------------------------------------------------------------
Accounts payable and accrued expenses:                               $164,404
--------------------------------------------------------------------------------
Management fees due related parties:                                 $184,192
--------------------------------------------------------------------------------
Notes Payable - Related Parties:                                     $259,984
--------------------------------------------------------------------------------
Dividends payable:                                                   $ 63,391
--------------------------------------------------------------------------------
 Total:                                                              $691,843
================================================================================

Fixed recurring General and Administrative expenses would be as follows:

                                                                 Monthly Average
================================================================================
Salaries and benefits:                                               $ 80,000
--------------------------------------------------------------------------------
Rent:                                                                $  6,000
--------------------------------------------------------------------------------
Corp expenses:                                                       $  5,000
--------------------------------------------------------------------------------
Office expenses:                                                     $  5,000
--------------------------------------------------------------------------------
Accounting:                                                          $  5,000
--------------------------------------------------------------------------------
Total Monthly:                                                       $101,000
================================================================================

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to December 31, 2005, is approximately $140,000 (includes the above fixed cost estimate of $101,000) a month for a twelve-month total of $1,680,000. The estimate of net cash inflow from operations for that time period is approximately $1,950,000.


We have generally financed our operations through the sale of our common stock. In order to sustain operations and to grow our business in the near term, it is anticipated that we will need an additional infusion of funds of approximately $1,000,000 from outside sources. If our projections over the next twelve months fall short of expectations, and we are unable to gain access to such funding, we will be forced to curtail operations until such funding is obtained.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses from operations (before dividends) of $295,107 and $420,391 for the six months ended December 31, 2005 and 2004, respectively. We also have a net working deficit of $719,165 for the six months ended December 31, 2005. Additionally, we must raise additional capital to meet our working capital needs. If we are unable to raise sufficient capital to fund our operations, we might be required to curtail or discontinue our operations. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, the success of our business is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and to raise sufficient capital to meet our payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Item 3.  Controls and Procedures.

Our Chief Executive Officer and Controller have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended December 31, 2005, (the "Evaluation Date"). In February 2006, we announced that our year-end financial statements were to be restated relating to an error in not accounting for the beneficial conversion feature in the issuance of our preferred convertible stock in the year ended June 30, 2004. Our conclusion to restate resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended in this report.

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In February 2006, the Company remediated the material weakness in internal control over financial reporting by having its CEO in addition to its controller review in detail all adjustments affecting the issuances of convertible securities.

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

On November 7, 2005, we received a letter from an attorney representing a former consultant to the Company demanding payment of 300,667 shares of our common stock based upon alleged services provided under the terms of a contract entered into between the parties. The Company disputes that any number of shares are due to this consultant. We have not recorded a reserve on this matter because we believe the claim to be without merit and accordingly believe any outcome will not result in an adverse judgment against the Company.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item  3.  Defaults Upon Senior Securities.

None.

Item  4.  Submission of Matters to a Vote of Securities Holders

None.

Item  5.  Other Information.

In connection with the issuance of Series A Convertible Preferred Stock on July 18, 2003, Series B Convertible Preferred Stock on July 31, 2003, and Series C Convertible Preferred Stock on January 2, 2004, the Company did not add to its loss amounts the value of the beneficial conversion feature of such preferred shares in the years ended June 30, 2004 in calculating loss from continuing operations per common share and net loss per common share for such period, or adjust such calculation following completion of the independent valuation in fiscal year 2004. This resulted in an understatement of net loss per common share for that period.

The Company has recorded a charge of $2,730,339 to accumulated deficit to reflect an imputed dividend to the preferred shareholders for the value of this conversion feature. The effect on earnings per share for the year ended June 30, 2004 is a decrease of $0.28 to $0.37.

As a result of this error, the Company is amending its financial statements for the years ended June 30, 2004 and 2005, and for the three months ended September 30, 2005.

Item  6.  Exhibits and Reports on Form 8-K.

Exhibits

  (10)      10.46   Fourth  Addendum  to  Manmagement  and Consulting  Agreement
                    executed on January 26, 2006 by and between the Company and Sharpmanagement.com attached hereto.

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


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: February 16, 2006             /S/ WING YU
                                    ------------------------------
                                    Wing Yu
                                    Chief Executive Officer