Form 10KSB/A
period 2004-06-30
FINANCIALCONTENT INC
filed 2006-03-23
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____

                         Commission files number 0-28377


                             FINANCIALCONTENT, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                    94-3319536
- -----------------------------------                -----------------------
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

Securities registered under 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

      None
- -------------------                 -----------------------------------------

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

         The total number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,469,276

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format (Check one):
                                                                 Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business

Business of Issuer
- -------------------

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

Business  Development
- ----------------------

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


Fiscal Year Ending June 2003                       LOW           HIGH
                                              ============   ============
Quarter Ending September 30, 2002                      .21            .45
===========================================   ============   ============
Quarter Ending December 31, 2002                       .19           1.01
- -------------------------------------------   ------------   ------------
Quarter Ending March 31, 2003                          .30            .90
- -------------------------------------------   ------------   ------------
Quarter Ending June 30, 2003                           .27            .55
- -------------------------------------------   ------------   ------------

Fiscal Year Ending June 2004

Quarter Ending September 30, 2003                      .39           2.00
===========================================   ============   ============
Quarter Ending December 31, 2003                       .93           1.35
- -------------------------------------------   ------------   ------------
Quarter Ending March 31, 2004                          .83           1.13
- -------------------------------------------   ------------   ------------
Quarter Ending June 30, 2004                          1.03           1.90
- -------------------------------------------   ------------   ------------

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

                                                      (a)                           (b)                           (c)
----------------------------------            --------------------------      -------------------------    -------------------------
Equity compensation plans                             100,000                        45.91                              0
approved by security holders
----------------------------------            --------------------------      -------------------------    -------------------------
Equity compensation plans not                       5,000,000                          n/a                       2,802,319
approved by security holders
                                                    2,700,000                         1.30                         405,000
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

Sale of Unregistered Stock
- ---------------------------

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

Results of Operations

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2004, we had a net loss from continuing operations of $1,769,704. However, barring any unforeseen events or expenses, we believe that the continuing pace of adding new clients and the reduction in stock based compensation will make us cash flow positive on an operational basis commencing at the end of our second fiscal quarter and through the remainder of our fiscal year.

Results of Operations for the fiscal years ended June 30, 2004 and 2003

Gross Revenues increased from approximately $422,360 in the year ended June 30, 2003 to $985,335 in the year ended June 30, 2004, an increase in revenues of $562,975 or 133.3%. In the years ended June 30, 2003 and 2004, all of our income was from subscription based fees and customization charges. In 2004, we recognized $64,875 in non-cash revenues related to services provided in exchange for advertising services in a barter arrangement with several of our customers. We had no such barter program in the year ended June 30, 2003. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight-line basis. Fees received prior to the delivery of service are recorded as deferred revenue.

Cost of revenues. Despite a 133.3% increase in revenues, the Company was able to restrain the cost of revenues. Cost of revenues remained relatively unchanged at approximately $135,018 in the year ended June 30, 2004 compared to approximately $137,260 (a decrease of 1.6%) in the year ended June 30, 2003. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs.

General and Administrative. General and administrative expenses increased to $2,020,637 for the year ended June 30, 2004 from $1,201,904 for the year ended June 30, 2003, an increase of $818,733 (68.1%). The primary reason for the increase is the use of stock based compensation to pay for premium consulting and other services provided to the Company, as well as an increase in advertising and payroll expenses. Advertising expense increased from $570 in 2003 to $82,769 in 2004, for a net increase of $82,199 (14,420.9%). Of this increase, $64,875 was due to non-cash barter transactions with several clients. No such barter transactions took place in 2003. We anticipate our general and administrative expenses to decrease over the next year as we curtail future stock-based compensation to third parties. In order to best utilize our available cash, we have used stock-based compensation to obtain the services needed to achieve our business growth objectives. We have used consultants to assist us with investment relations and strategic marketing directives. In 2004, we recognized $749,000 in expense on stock options/warrants granted to consultants, which is an increase of approximately $400,000 from 2003. In 2004, we issued common stock valued at $329,000 as compensation in lieu of cash payment, which is an increase of approximately $130,000 from 2003.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $330,803 for the year ended June 30, 2004 from approximately $13,317 for the year ended June 30, 2003, an increase of $317,666 (2,418.1%).
The primary reason for this increase is the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 which we have valued at $1,039,146. The contracts we purchased are being amortized over a three-year period. Amortization expenses related to these contracts amounted to $303,846 for the year ended June 30, 2004. There was no equivalent expense in 2003. Property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method. Depreciation of property and equipment increased to $26,957 in the year ended June 30, 2004, from $13,137 i the year ended June 30, 2003, an increase of $13,820 (105.2%).

Other income (expense). Net other income (expense) was approximately $173,361 for the year ended June 30, 2004 as compared to net other (expense) of $223,157 for the year ended June 30, 2003, a decrease of $49,796 or 22.3%. The net other (expense) for the year 2004 is the result of the of recording an additional reserve of $146,000 to account for the Swartz matter as discussed at Part I,
Item 3, above, and an increase in interest expense of approximately $25,789 (55.7%) from the prior year. In 2003 we had increased the reserve by $50,000, and the estimated reserve by June 30, 2003 was $100,000. We had an increase in interest expense of approximately $26,000 from the prior year. In the year ended June 30, 2003, we had a loss on an investment of approximately $107,444 which was from our investment in Ridgewood Capital Venture Partners Fund 1 by such amount.

Liquidity and Capital Resources.

To date, we have financed our operations primarily through the revenues earned by FinancialContent Services and equity and debt financing. As of June 30, 2004, we had approximately $11,700 of cash, cash equivalents and short-term investments, and working capital deficit of $242,794. The working capital deficit decreased by $1,153,108 (82.6%) from the previous fiscal year as a result of the Company paying down its liabilities and the writing down of $133,000 of liabilities related to discontinued operations. Net cash used in operating activities was $794,233 for the year ended June 30, 2004 compared to $89,640 for the year ended June 30, 2003. Net loss from operating activities for the year ended June 30, 2004 was $1,636,226 compared to $1,156,862 for the same period ended 2003. The increased loss in net cash used in operating activities of operating losses of $704,593 (786.0%) is primarily the result of an increase in changes in operating assets and liabilities including accrued liabilities, accrued interest, payroll taxes and accounts payable. We had an increase in accounts receivable balance due to an increase in our business volume. We used the cash proceeds from the sale of our preferred stock to pay our liabilities. We reduced accounts payable by $81,639; payroll tax liabilities by $218,102; and accrued interest by $86,440.

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


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 8A.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended December 31, 2005, (the "Evaluation Date"). In February 2006, we announced that our year end financial statements were to be restated, relating to an error in not accounting for the beneficial conversion feature in the issuance of our preferred convertible stock in the year ended June 30, 2004. Our conclusion to restate resulted in affecting our assessment regarding our controls, and that they were not effective as of the period ended in this report.

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

In February 2006, the Company remediated the material weakness in internal control over financial reporting by having its CEO in addition to its Chief Financial Officer review in detail all adjustments affecting the issuances of convertible securities.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company's current officers and directors consist of the following persons:

NAME                    AGE          OFFICE                              SINCE
- -------------------     ------       ---------------------------         -----
Wilfred Shaw            34           Chairman and CSO                    1996
Owen M. Naccarato       55           Director                            1999
Wing Yu                 35           Director and CEO                    2000
Dave Neville            41           President and General Counsel       2000
Gregg Fidan             28           Director and V.P. Bus. Dev.         2001

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

Compliance  with  Section  16(a)  of  the  Securities  Exchange  Act  of  1934
- ---------------------------

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


                           Summary Compensation Table

Summary Compensation Table
Executive  Compensation:

- ---------------------------------------------------------------------------------------------------------------------
Annual Compensation                                                       Long-term Compensation
                                                                          Awards                     Payouts
- ------------------------------------------- ----------------------------- -------------------------- ----------------
                                                                                                                 All
Name and principal    Year     Salary       Bonus      Other annual       Restricted      SARs       LTIP       other
position                                               compensation       stock awards               payouts    comp.
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------  -----
Wing Yu, CEO          2004     $87,000      $500       $1,040,000(1)      0(2)            0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------  -----
Wing Yu, CEO          2003     $72,000      0          0                  $103,506(3)     0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wing Yu, COO/CEO      2002     $72,000      0          0                  0               0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Gurkan Fidan, VP      2004     $52,300      $500       $480,000(1)        0(2)            0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Gurkan Fidan, VP      2003     $47,700      0          0                  0               0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Gurkan Fidan, VP      2002     $8,000       0          0                  $62,461(3)      0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wilfred Shaw, CSO     2004     0            0          0                  0               0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wilfred Shaw, CSO     2003     $165,000(4)  0          0                  0               0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Wilfred Shaw, CEO/CSO 2002     $3,600       0          0                  $232,212(3)     0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Dave Neville, Pres/GC 2004     $68,400      $500       $480,000(1)        0(2)            0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Dave Neville, GC      2003     $63,600      0          0                  0               0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----
Dave Neville, GC      2002     $72,000      0          0                  $38,902(3)      0          0          0
- --------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- -----

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

Employment Agreements
- -----------------------

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
                  P.O. Box 107 Oceanic House
                  Grand Turk
                  Turk & Caicos Islands
--------------------------------------------------------------------------------
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

 (23) 23.1 Consent of Independent Certified Public Accountants, attached hereto.

 (31) 31.1 Certification by Wing Yu, Chief Executive Officer, as required under Section 302 of Sarbannes-Oxley Act of 2002, attached hereto.

              31.2 Certification by Dave Neville, Chief Financial Officer, as required under Section 302 of the Sarbannes-Oxley Act of 2002, attached hereto.

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

                      Dated: March 23, 2006

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wing Yu                                        March 23, 2006
-------------------------------------
    Wing Yu,
    Chief Executive Officer


/s/ Wilfred Shaw                                   March 23, 2006
-------------------------------------
    Wilfred Shaw,
    Chief Strategy Officer



/s/ Dave Neville                                   March 23, 2006
-------------------------------------
    Dave Neville,
    Chief Financial Officer

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

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the year ended June 30, 2004 for a correction of error related to the beneficial conversion feature of convertible preferred shares issued.

/s/ Pohl, McNabola, Berg & Company, LLP
------------------------------------------
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
September 14, 2004 (except Note 2 and Note 7 - "Beneficial Conversion Feature", which are March 23, 2006)

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
                                                                         ==========    ==========

    The accompanying notes are an integral part of these financial statements


                                   (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF JUNE 30, 2004 AND 2003



                     LIABILITIES AND STOCKHOLDERS' EQUITY                         June 30,
                   ------------------------------------                ----------------------------
                                                                           2004            2003
Current Liabilities:                                                   ------------    ------------

     Accounts payable                                                  $    101,017    $    182,655
     Management fees due to related party                                    36,184          15,000
     Payroll and taxes payable                                                   13         218,115
     Income taxes payable                                                     1,600           4,800
     Accrued interest                                                          --            86,440
     Other accrued expenses                                                  45,660         134,591
     Deferred revenue                                                        29,606          16,185
     Note payable - related parties                                           8,234         342,358
     Reserve for termination of investment agreement                           --           100,000
     Liabilities of discontinued operations                                 117,509         314,492
     Dividend Payable                                                        13,849            --
                                                                       ------------    ------------

        Total Current Liabilities                                           353,672       1,414,636
                                                                       ------------    ------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910 shares
           issued and outstanding                                             2,240            --
        Preferred stock Series B, $0.001 par value; 1,033,334 shares
           issued and outstanding                                             1,033            --
        Preferred stock Series C, $0.001 par value; 1,301,334 shares
           issued and outstanding                                             1,301            --
        Preferred stock Series D, $0.001 par value; 4,000,000 shares
           issued and outstanding                                             4,000            --
     Common stock, $0.001 par value; 900,000,000 shares authorized;
        9,455,192 and 8,659,643 issued and outstanding, respectively          9,455           8,660
     Additional paid-in-capital                                          22,085,359      15,779,993
     Accumulated other comprehensive loss                                   (67,999)        (68,279)
     Accumulated deficit                                                (21,478,155)    (17,074,090)
                                                                       ------------    ------------

        Total Stockholders' Equity                                          557,234      (1,353,716)
                                                                       ------------    ------------


           Total Liabilities and Stockholders' Equity                  $    910,906    $     60,920
                                                                       ============    ============

    The accompanying notes are an integral part of these financial statements

                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                                             2004         2003
                                                                        -----------    -----------
Revenues:
      Net revenues                                                      $   920,460    $   422,360
      Barter revenues (non-cash)                                             64,875           --
      Costs of revenues (depreciation is excluded
        from cost of sales)                                                (135,018)      (137,260)

Operating Expenses:
      Business development                                                    7,673          1,364
      General and administrative                                          2,020,637      1,201,904
      Amortization and depreciation                                         330,803         13,137
      Advertising expense - barter                                           64,875           --
      Bad debt                                                               21,072           --
                                                                        -----------    -----------
         Total Operating Expenses                                         2,445,060      1,216,405
                                                                        -----------    -----------

         Loss from Operations                                            (1,594,743)      (931,305)
                                                                        -----------    -----------

Other Income (Expense):
      Interest income                                                          --              153
      Loss on investment                                                     (9,465)      (107,444)
      Investment management expenses                                           --          (20,718)
      Loss on termination of investment agreement                          (146,000)       (50,000)
      Other income                                                           54,165          1,124
      Interest expense                                                      (72,061)       (46,272)
                                                                        -----------    -----------

         Total Other Income(Expense)                                       (173,361)      (223,157)
                                                                        -----------    -----------

      Net loss before taxes                                              (1,768,104)    (1,154,462)

         Provision for income tax                                            (1,600)        (2,400)
                                                                        -----------    -----------

      Net loss from continuing operations                                (1,769,704)    (1,156,862)
                                                                        -----------    -----------

    The accompanying notes are an integral part of these financial statements

                                   (continued)

                             FINANCIALCONTENT, INC.
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                              2004           2003
                                                                          -----------    -----------
      Net loss from continuing operations                                  (1,794,704)    (1,156,862)
                                                                          -----------    -----------

          Gain on extinguishment of net liabilities of discontinued
             operations, net of taxes of $0                                   133,478           --
                                                                          -----------    -----------

      Net loss                                                             (1,636,226)    (1,156,862)

          Deemed dividend from beneficial conversion feature
             of convertible preferred stock                                 2,730,339           --
          Preferred stock dividend                                            (37,500)          --
                                                                          -----------    -----------

             Net loss attributable to common stockholders                 $(4,404,065)   $(1,156,862)
                                                                          -----------    -----------

Other comprehensive income
      Unrealized gain/loss on securities                                          280           --
                                                                          -----------     ----------
Comprehensive loss                                                         (4,403,785)    (1,156,862)
                                                                          ===========     ==========


Net loss per share from continuing operations (basic and diluted)               (0.21)   $     (0.16)
Net earnings per share from discontinued operations (basic and diluted)   $      0.02    $      --
Net loss per share from deemed dividend (basic and diluted)                     (0.31)          --
Net loss per share from cash dividend (basic and diluted)                       (0.00)          --
                                                                          -----------    -----------
Total loss per share (basic and diluted)                                  $     (0.50)   $     (0.16)
                                                                          ===========    ===========

Shares used in per share calculation (basic and diluted)                    8,895,084      7,185,840
                                                                          ===========    ===========

    The accompanying notes are an integral part of these financial statements

                             FinancialContent, Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                                                     Preferred Stock           Preferred Stock
                                                        Series A                   Series B
                                                ------------------------   -----------------------
                                                  Shares        Amount       Shares       Amount
                                                -----------   ----------   ----------   ----------

Balance, June 30, 2002                                 --     $     --           --     $     --
                                                ===========   ==========   ==========   ==========

        Comprehensive income (loss):
        Net loss from operations during the
        period                                         --           --           --           --
        Net unrealized gain (loss) on
        securities, net                                --           --           --           --
        Compensation expense on stock grants           --           --           --           --
        Proceeds from sale of common stock             --           --           --           --
        Conversion of debt into common stock           --           --           --           --
        Issuance of common stock for services          --           --           --           --
                                                -----------   ----------   ----------   ----------

Balance, June 30, 2003                                 --     $     --           --     $     --
                                                ===========   ==========   ==========   ==========

        Comprehensive income (loss):
        Net loss from operations during the
        period                                         --           --           --           --
        Net unrealized gain (loss) on
        securities, net                                --           --           --           --
        Compensation expense on stock grants           --           --           --           --
        Compensation expense on warrants
        issued                                         --           --           --           --
        Acquisition of CNET contracts             2,239,910        2,240         --           --
        Proceeds from sale of stock                    --           --      1,033,334        1,033
        Termination of investment agreement            --           --           --           --
        Conversion of Preferred Stock into
        Common Stock                                   --           --           --           --
        Dividends                                      --           --           --           --
        Exercise of warrants                           --           --           --           --
        Issuance of common stock for services          --           --           --           --
                                                -----------   ----------   ----------   ----------

Balance, June 30, 2004 as originally reported     2,239,910        2,240    1,033,334        1,033
                                                -----------   ----------   ----------   ----------

     Restatement adjustment:
        Deemed dividend - beneficial
          conversion feature
          of convertible preferred stock               --           --           --           --
                                                -----------   ----------   ----------   ----------

Restated balance, June 30, 2004                 2,239,910 $        2,240    1,033,334   $    1,033
                                                ===========   ==========   ==========   ==========

                                                                                       (continued)

    The accompanying notes are an integral part of these financial statements

                             FinancialContent, Inc.
                 Consolidated Statements of Shareholders' Equity
                   For the Years Ended June 30, 2004 and 2003


                                                     Preferred Stock           Preferred Stock
                                                        Series C                   Series D
                                                ------------------------    -----------------------
                                                  Shares        Amount        Shares       Amount
                                                ----------    ----------    ----------   ----------

Balance, June 30, 2002                                --      $     --            --     $     --
                                                ==========    ==========    ==========   ==========

        Comprehensive income (loss):
        Net loss from operations during the
        period                                        --            --            --           --
        Net unrealized gain (loss) on
        securities, net                               --            --            --           --
        Compensation expense on stock grants          --            --            --           --
        Proceeds from sale of common stock            --            --            --           --
        Conversion of debt into common stock          --            --            --           --
        Issuance of common stock for services         --            --            --           --
                                                ----------    ----------    ----------   ----------

Balance, June 30, 2003                                --      $     --            --     $     --
                                                ==========    ==========    ==========   ==========

        Comprehensive income (loss):
        Net loss from operations during the
        period                                        --            --            --           --
        Net unrealized gain (loss) on
        securities, net                               --            --            --           --
        Compensation expense on stock grants          --            --       4,000,000        4,000
        Compensation expense on warrants
        issued                                        --            --            --           --
        Acquisition of CNET contracts                 --            --            --           --
        Proceeds from sale of stock              1,336,334         1,336          --           --
        Termination of investment agreement           --            --            --           --
        Conversion of Preferred Stock into
        Common Stock                               (35,000)          (35)         --           --
        Dividends                                     --            --            --           --
        Exercise of warrants                          --            --            --           --
        Issuance of common stock for services         --            --            --           --
                                                ----------    ----------    ----------   ----------

Balance, June 30, 2004 as originally reported    1,301,334         1,301     4,000,000        4,000
                                                ----------    ----------    ----------   ----------

     Restatement adjustment:
        Deemed dividend - beneficial
          conversion feature
          of convertible preferred stock              --            --            --           --
                                                ----------    ----------    ----------   ----------

Restated balance, June 30, 2004                  1,301,334    $    1,301     4,000,000   $    4,000
                                                ==========    ==========    ==========   ==========

    The accompanying notes are an integral part of these financial statements

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003



                                                                                                Additional
                                                        Common Stock            Deferred         Paid-in
                                                     Shares         Amount      Compensation     Capital
                                                  ------------   ------------   ------------   ------------


Balance, June 30, 2002                               6,753,059   $      6,753   $   (302,266)  $ 15,363,210
                                                  ============   ============   ============   ============

     Comprehensive income (loss):
        Net loss from operations during the
       period                                             --             --             --             --
        Net unrealized gain (loss) on
       securities, net                                    --             --             --             --
        Compensation expense on stock grants              --             --          302,266           --
        Proceeds from sale of common stock             335,000            335           --           54,605
        Conversion of debt into common stock         1,036,584          1,037           --          163,963
        Issuance of common stock for services          535,000            535           --          198,215
                                                  ------------   ------------   ------------   ------------

Balance, June 30, 2003                               8,659,643   $      8,660   $       --     $ 15,779,993
                                                  ============   ============   ============   ============

     Comprehensive income (loss):
        Net loss from operations during the
       period                                             --             --             --             --
        Net unrealized gain (loss) on
       securities, net                                    --             --             --             --
        Compensation expense on stock grants              --             --             --             --
        Compensation expense on warrants issued           --             --             --          749,000
        Acquisition of CNET contracts                     --             --             --          861,906
        Proceeds from sale of stock                       --             --             --        1,309,881
        Termination of investment agreement            190,549            190           --          245,810
        Conversion of Preferred Stock into
       Common Stock                                     35,000             35           --             --
        Dividends                                         --             --             --             --
        Exercise of warrants                           300,000            300           --           79,700
        Issuance of common stock for services          270,000            270           --          328,730
                                                  ------------   ------------   ------------   ------------

Balance, June 30, 2004 as originally reported        9,455,192          9,455           --       19,355,020
                                                  ------------   ------------   ------------   ------------

     Restatement adjustment:
        Deemed dividend - beneficial conversion
       feature
          of convertible preferred stock                  --             --             --        2,730,339
                                                  ------------   ------------   ------------   ------------

Restated balance, June 30, 2004                      9,455,192   $      9,455   $       --     $ 22,085,359
                                                  ============   ============   ============   ============

                                                                                            (continued)

    The accompanying notes are an integral part of these financial statements
                                      - F-8 -



                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                  Accumulated
                                                     Other
                                                  Comprehensive                      Total
                                                     Income        Accumulated    Shareholders'  Comprehensive
                                                     (loss)          Deficit         Equity       Income (loss)
                                                  ------------    ------------    ------------    ------------


Balance, June 30, 2002                            $    (66,999)   $(15,917,228)   $   (916,530)   $ (1,121,763)
                                                  ============    ============    ============    ============

     Comprehensive income (loss):
        Net loss from operations during the
       period                                             --        (1,156,862)     (1,156,862)     (1,156,862)
        Net unrealized gain (loss) on
       securities, net                                  (1,280)           --            (1,280)         (1,280)
        Compensation expense on stock grants              --              --           302,266            --
        Proceeds from sale of common stock                --              --            54,940            --
        Conversion of debt into common stock              --              --           165,000            --
        Issuance of common stock for services             --              --           198,750            --
                                                  ------------    ------------    ------------    ------------

Balance, June 30, 2003                            $    (68,279)   $(17,074,090)   $ (1,353,716)   $ (1,158,142)
                                                  ============    ============    ============    ============

     Comprehensive income (loss):
        Net loss from operations during the
       period                                             --        (1,636,226)     (1,636,226)     (1,636,226)
        Net unrealized gain (loss) on
       securities, net                                     280            --               280             280
        Compensation expense on stock grants              --              --             4,000            --
        Compensation expense on warrants issued           --              --           749,000            --
        Acquisition of CNET contracts                     --              --           864,146            --
        Proceeds from sale of stock                       --              --         1,312,250            --
        Termination of investment agreement               --              --           246,000            --
        Conversion of Preferred Stock into
       Common Stock                                       --              --              --              --
        Dividends                                         --           (37,500)        (37,500)        (37,500)
        Exercise of warrants                              --              --            80,000            --
        Issuance of common stock for services             --              --           329,000            --
                                                  ------------    ------------    ------------    ------------

Balance, June 30, 2004 as originally reported          (67,999)    (18,747,816)        557,234      (2,831,588)
                                                  ------------    ------------    ------------    ------------

     Restatement adjustment:
        Deemed dividend - beneficial conversion
       feature
          of convertible preferred stock                  --        (2,730,339)           --        (2,730,339)
                                                  ------------    ------------    ------------    ------------

Restated balance, June 30, 2004                   $    (67,999)   $(21,478,155)   $    557,234    $ (5,561,927)
                                                  ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                            2004            2003
                                                                         -----------    -----------
Operating Activities:
     Net Loss                                                            $(1,636,226)   $(1,156,862)

Adjustments to reconcile  net (loss) to net cash provided by (used in)
   operating activities:
        Compensation expense on warrants granted                             749,000        302,266
        Amortization and depreciation                                        330,803         13,137
        Investment expenses                                                     --           20,718
        Loss on investments                                                    9,465        107,444
        Allowance for bad debts                                               13,972           --
        Loss on termination of investment agreement                          146,000           --
        Change in liabilities of discontinued operations                     (60,000)
        Issuance of common stock for services                                329,000        198,750
        Reserve for settlement of investment agreement                          --           50,000
        Reserve for settlement of litigation                                  25,000           --
        Gain from extinguishment of discontinued operations                 (133,478)          --
        Other                                                                  4,002           --

Changes in operating assets and liabilities:
     Accounts receivable - trade                                             (94,633)         3,049
     Deposits                                                                 (1,600)         6,919
     Prepaid expenses                                                         (6,830)         5,304
     Income tax payable                                                       (3,200)         2,400
     Accounts payable                                                        (81,639)        34,149
     Management fees due to related party                                     21,184         60,000
     Payroll and taxes payable                                              (218,102)       129,025
     Deferred revenue                                                         13,421         11,270
     Accrued interest                                                        (86,440)        47,413
     Accrued liabilities and expenses                                        (88,932)        75,378
                                                                         -----------    -----------

        Net cash used in operating activities                               (794,233)       (89,640)
                                                                         -----------    -----------

Investing activities:
     Purchase of property and equipment                                      (62,469)        (3,681)
     Purchase of CNET contracts                                             (175,000)          --
     Sale of marketable securities                                              --              297
                                                                         -----------    -----------

        Net cash provided by investing activities                           (237,469)        (3,384)
                                                                         -----------    -----------

    The accompanying notes are an integral part of these financial statements

                                   (continued)

                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                        2004           2003
                                                                     -----------    -----------
Financing activities:
     Proceeds from sale of common stock                                     --           54,940
     Proceeds from exercise of warrants                                   80,000           --
     Proceeds from sale of Preferred Stock - Series B                    310,000           --
     Proceeds from sale of Preferred Stock - Series C                  1,002,250           --
     Proceeds notes payable - related party                              264,524         47,249
     Payments on amounts due to related parties                         (548,648)        (5,000)
     Payments on advances from shareholders                              (50,000)          --
     Payment of Preferred Stock dividend                                 (23,651)          --
                                                                     -----------    -----------

        Net cash provided by financing activities                      1,034,475         97,189
                                                                     -----------    -----------

        Increase (Decrease) in cash and cash equivalents                   2,773          4,165

Cash and cash equivalents, beginning of period                             8,327          4,162
                                                                     -----------    -----------


Cash and cash equivalents, end of period                             $    11,100    $     8,327
                                                                     ===========    ===========


Supplemental disclosures of cash flow information:
     Cash paid during the period for

        Interest                                                     $   148,882    $      --
                                                                     ===========    ===========

        Taxes                                                        $     5,600    $      --
                                                                     ===========    ===========

        Conversion of payable into preferred stock - Series D        $     4,000    $      --
                                                                     ===========    ===========

        Issuance of common stock for services                        $   329,000    $   198,750
                                                                     ===========    ===========

        Issuance of common stock for conversion of debt              $      --      $   165,000
                                                                     ===========    ===========

        Issuance of preferred stock for contracts                    $   864,146    $      --
                                                                     ===========    ===========

        Common stock issued for settlement of investment agreement   $   246,000    $      --
                                                                     ===========    ===========
        Barter transactions for advertising                          $    64,875    $      --
                                                                     ===========    ===========
        Deemed dividend on beneficial conversion
           feature of convertible preferred stock                    $ 2,730,339    $      --
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

Through its wholly-owned subsidiaries, the Company provides financial-related services:

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

G.       Revenue Recognition

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis and customization charges which we recognize upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue which the Company will then record as revenue when the content is delivered to the customer.


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


J.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $82,769 for the year ended June 30, 2004, of which $64,875 were paid by barter service transactions. The Company incurred advertising expenses of $570 for the year ended June 30, 2003, none of which were paid by barter service transactions.


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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $13,972 of accounts receivable as of June 30, 2004. Management estimated that no such reserves were warranted at June 30, 2003.


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

2.      Restatement of Prior Financial Information

The Company previously did not record the beneficial conversion feature related to the issuance of convertible preferred stock in the year ended June 30, 2004. The Company has determined this effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the year ended June 30, 2004.

                                                                               June 30, 2004
                                                      ----------------------------------------------------------------
                                                        As Originally           Restatement           As Restated
                                                           Reported             Adjustments
                                                      -------------------    -------------------   -------------------
Additional paid in capital                            $     19,355,020       $      2,730,339      $     22,085,359
Accumulated deficit                                   $    (18,747,816)      $     (2,730,339)     $    (21,478,155)
Deemed dividend from beneficial conversion
   feature of convertible preferred stock             $              -       $     (2,730,339)     $     (2,730,339)
Net loss attributable to common shareholder           $     (1,673,726)      $     (2,730,339)     $     (4,404,065)
Comprehensive loss                                    $     (1,673,446)      $     (2,730,339)     $     (4,403,785)
Net loss per share from deemed dividend
   (basic and diluted)                                $           0.00       $          (0.31)     $          (0.31)
Net loss per share (basic and diluted)                $          (0.19)      $          (0.31)     $          (0.50)

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


3.       Income Taxes

The Company incurred $1,600 and $2,400 in state taxes for each of the years ended June 30, 2004 and 2003, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2004 and 2003. The Company incurred net operating losses for these periods.

                                                      2004        2003
                                                   ---------    ---------

                                                  (1,634,626)  (1,154,462)

Income Tax Provision                                  2004         2003
                                                    --------     ---------

Current:
     Federal                                            --           --
     State                                             1,600        2,400
                                                    --------     --------

                                                       1,600        2,400
                                                    ========     ========

Deferred:
     Federal                                            --           --
     State                                              --           --
                                                    --------     --------

                                                    ========     ========


Effective Tax Reconciliation                          2004         2003
                                                    --------     --------

Federal income tax rate                             (35.00%)     (35.00%)
Change in valuation reserve                          13.00%       35.28%
Other                                                22.55%        0.00%
State and local taxes, net of federal tax benefit    (0.03%)      (0.07%)
                                                    --------     --------

                                                     (0.10%)       0.21%
                                                    ========     ========


                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

3.       Income Taxes (continued)

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


4.       Investments

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


5.       Stock Option Plan

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


5.       Stock Option Plan (continued)

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

                                                           2004             2003
                                                      -------------    -------------
Net loss:
     As reported                                      $  (4,404,065)   $  (1,156,862)
     Pro forma                                        $  (4,404,065)   $  (1,156,862)

Basic and diluted loss per common share:
     As reported:
        Continuing operations (basic and diluted)     $       (0.21   $       (0.16)
        Discontinued operations (basic and diluted)   $        0.02    $        --
        Deemed dividend (basic and diluted)           $       (0.31)            --
                                                      -------------    -------------
           Total                                      $       (0.50)   $       (0.16)
                                                      =============    =============

     Pro forma
        Continuing operations (basic and diluted)     $       (0.21)   $       (0.16)
        Discontinued operations (basic and diluted)   $        0.02    $        --
        Deemed dividend (basic and diluted)           $       (0.31)            --
                                                      -------------    -------------
           Total                                      $       (0.50)   $       (0.16)
                                                      =============    =============
Shares used in per share calculation
      (basic and diluted)                                 8,895,084        7,185,840
Additional shasres based on stock option plan                  --               --
                                                      -------------    -------------

Total Pro Forma Shares                                    8,895,084        7,185,840
                                                      =============    =============

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


5.       Stock Option Plan (continued)

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


7.       Equity Transactions

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




7.       Equity Transactions (continued)

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


7.       Equity Transactions (continued)

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


7.       Common Stock Transactions (continued)

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

Beneficial Conversion Feature

The Company recorded a beneficial conversion feature of $2,730,339 for preferred stock classes A, B and C based upon the difference between the conversion price and the market price of the shares at the dates of issuance. As each class of preferred stock was immediately convertible by the holders into common stock, a deemed dividend expense in the amount of $2,730,339 was recorded in the year ended June 30, 2004.

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


8.       Related Party Transactions (continued)

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


8.       Related Party Transactions (continued)

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


9.       Commitments and Contingencies (continued)

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



