Form 10KSB/A
period 2005-06-30
FINANCIALCONTENT INC
filed 2006-03-23
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 ---------------

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

Business of Issuer
------------------

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

Customer Base:

The client base represents a cross-section of many online businesses, including corporations, financial services companies, and new media publishers, including the following notable companies:

     o    Adaptec - storage access solution provider
     o    Adobe Europe - imaging software developer
     o    Advest - financial services
     o    Bayer Corporation - health care and chemicals group
     o    Biospace - Research firm for pharmaceuticals industry
     o    Boston Globe - media company
     o    Cablevision/Optonline - broadband telecommunications company
     o    Capital Fulfillment Group - financial services marketing firm
     o    Career Innovations - bioscience portal
     o    Cinapsys - online investor relations firm
     o    CNET Networks, Inc. - online portal
     o Crain Communications, Inc. - media group o Earl G. Graves, Ltd. - print and online media company
     o    Entrust Capital - investment bank
     o    Equity Analysis - financial research firm
     o    eMap - European publisher and media company
     o    1st Discount Brokers - financial services company
     o    4INFO - wireless service provider
     o    Friedman Billings Ramsey - investment bank
     o    Gay Financial Network - online financial portal
     o    Genworth  Financial  -  financial  services  company
     o    GTC Telecom - telecommunications company
     o Houston Chronicle - online media company Interactive Taxi - mobile interactive kiosk provider
     o    Investopedia, Inc - online investor education
     o    Market Wire - wire service
     o    Media News Group - media company
     o    Ogangi - wireless service provider
     o    Quepasa.com - Spanish-language online portal
     o    PennWell Corporation - print and online trade publications
     o    Phoenix Newspapers - media group
     o    PR Newswire - wire service
     o    The Red Herring - print and online media company
     o    Rohm & Haas - chemical company
     o    San Francisco Chronicle - online and print media company
     o    Scripp's - publisher and media company
     o    ValueRich - high net-worth lifestyle magazine
     o    Viacom  Television  Stations  Group - media  company
     o    Viavid - online investor relations firm
     o    WR Hambrecht - investment bank

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

Sale of Unregistered Stock
--------------------------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2005, we had a net loss from continuing operations of $915,952 However, barring any unforeseen events or expenses, we believe that the continuing pace of adding new clients will make us cash flow positive on an operational basis commencing at the end of our second fiscal quarter and through the remainder of our upcoming fiscal year.

Results of Operations for the fiscal years ended June 30, 2005 and 2004

Gross Revenues increased from approximately $985,335 in the year ended June 30, 2004 to $1,275,899 in the year ended June 30, 2005, an increase in revenues of $290,564 (29.5%). In the years ended June 30, 2004 and 2005, all of our income was from subscription based fees and customization charges. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue. Cash based revenue increased from $920,460 in the year ended June 30, 2004, to $1,145,569 in the year ended June 30, 2005, an increase of $225,109 (24.5%). Non-cash revenues related to services provided in barter for advertising services increased from $64,875 in the year ended June 30, 2004, to $130,330 in the year ended June 30, 2005, an increase of $65,455 (100.9%).

Cost of revenues. Cost of revenues increased from approximately $135,018 in the year ended June 30, 2004 to $279,259 in the year ended June 30, 2005, an increase in cost of revenues of $144,241 or 106.8%. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as the associated increase in bandwidth traffic. In the year ended June 30, 2005, we added new content at a cost of $64,399 and our bandwidth needs resulted in our spending an additional $28,500 in bandwidth fees over the prior year.

General and Administrative. General and administrative expenses decreased to $1,513,042 for the year ended June 30, 2005 from $2,020,637 for the year ended June 30, 2004, a decrease of $507,595 or 25.1%. This decrease is primarily the result of how we expensed our stock based compensation between the two years. We expensed only $366,938 out of the $887,000 of the stock based compensation for consulting and other services provided to the Company for the year ended June 30, 2005, as $521,000 of the stock based compensation issued during the year ended June 30, 2005 is recorded as subscription receivable and is being amortized over three years. Comparatively, we expensed 100% of the $1,078,000 in stock based compensation issued during the year ended June 30, 2004. In order to best utilize our available cash, we have used stock based compensation to obtain the services needed to achieve our business growth objectives. We have used consultants to assist us with strategic marketing directives. Aside from the stock based compensation, our general and administrative expenses have generally increased including an increase of payroll expense of approximately $110,932 (24.1%) from approximately $460,972 for the year ended June 30, 2004 to $571,904 for the year ended June 30, 2005, an increase in commission expense of approximately $37,006 (67.9%) from approximately $54,533 for the year ended June 30, 2004 to $91,539 for the year ended June 30, 2005, and a decrease in non-barter advertising expense of approximately $9,682 (54.1%) from approximately $17,894 for the year ended June 30, 2004 to $8,212 for the year ended June 30, 2005. Advertising expense from bartered services increased from $64,875 in the year ended June 30, 2004 to $130,330 in the year ended June 30, 2005, an increase of $65,455 (100.9%).

Depreciation and amortization. Depreciation and amortization expenses decreased to approximately $213,380 for the year ended June 30, 2005 from approximately $330,803 for the year ended June 30, 2004, a decrease of $117,423 or 35.5%. The primary reason for this decrease is the amortization of the contracts purchased from CNET Networks, Inc. in July of 2003 which we have valued at $1,039,146. Originally, the contracts we purchased were being amortized over a three period based on our expectations of retention of these contracts. However, in the year ended June 30, 2005, the company changed the period of amortization on the contract rights acquired from CNET Networks, Inc. from 3 to 5 years based on the Company's review of the projected lives of the contracts and on the Company's retention of 75% of those contracts acquired. As a result, amortization of the contract decreased from $303,846 in the year ended June 30, 2004, to $183,825 for the year ended June 30, 2005, a decrease of $120,021 or 39.5%. Depreciation of property and equipment increased slightly from $26,957 in the year ended June 30, 2004, to $29,555 for the year ended June 30, 2005, an increase of $52,598 or 9.6%. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

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

Other income (expense). Net other income (expense) was approximately ($173,361) for the year ended June 30, 2004 as compared to net other income of $53,322 for the year ended June 30, 2005, a decrease of $226,683 (130.8%). Interest expense decreased from $72,061 in 2004 to $6,948 in 2005, a decrease of $65,113 or 90.4%. This decrease was due to the fact that the Company had fewer interest-bearing notes and for a shorter time in 2005 than in 2004. The net other income (expense) for the year 2004 was the result of the increase of the loss on the termination of the Swartz investment agreement of $146,000 from the prior year. The estimated reserve from prior years for the loss on the termination of the Swartz investment agreement was $100,000, and the final settlement was for $246,000. This settlement was unique to 2004 and has no counterpart in 2005.

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

Net cash used in operating activities was ($168,332) for the year ended June 30, 2005 compared to ($794,233) for the year ended June 30, 2004. Net loss from operating activities for the year ended June 30, 2005 was $866,409 compared to $1,636,226 for the same period ended 2004. The decreased loss in net cash used in operating activities of operating losses of $625,901 (78.8%) is primarily the result of using the cash proceeds from the sale of our preferred stock to pay our liabilities during the year ended June 30, 2004 to reduce accounts payable by $81,639, payroll tax liabilities by $218,102, accrued liabilities and expenses by $88,932, and accrued interest by $86,440.

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

For the year ended June 30, 2004, we generated net cash provided by financing activities of $1,034,475. For the year ended June 30, 2005, we generated net cash provided by financing activities of $199,487. Financing activities for the period ended 2005 were primarily a result of advances from related parties. We generated cash for the period ended 2004 primarily through the sale of our series B and C convertible preferred stock.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Based on annualized first quarter 2005-06 results with organic growth projected at 30%, we project the following income and expenses over the next 12 months:


Operating Revenue                                   2,192,871

Cost of Sales                                         367,885
                                                    -------------
Gross Operating Profit                              1,824,986

Selling, General & Administrative Expense           1,351,165

Management Fees                                       120,000

Consultant Expense - Stock Issuance                   201,400

Research & Development Expense                         29,547
                                                    -------------
EBITDA - Op Inc Before Depreciation                   122,874

Depreciation / Amortization                           228,110
                                                    -------------
Operating Profit (Loss) After Depreciation           (105,236)

Our future capital requirements depend on numerous factors, including continuing and growing market acceptance of the service offered by FinancialContent Services, and the timing and rate of expansion of FinancialContent Services' business. We believe that our expenditures will continue to increase in the foreseeable future relative to the growth of our business. To ensure the viability and growth of our business, however, we will continue to rely upon external financing as we have in the past. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders will result.

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

                                                 Summary Compensation Table

Summary Compensation Table
Executive  Compensation:

--------------------------------------------- ---------------------------------------------------------------------------
                                                                          Long-term Compensation
Annual Compensation                                                       Awards                     Payouts
--------------------------------------------- -------------------------   -------------------------- --------------------
Name and principal    Year     Salary       Bonus      Other annual       Restricted      SARs       LTIP       All other
position                                               compensation       stock awards               payouts    comp.
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wing Yu, CEO          2005     $81,232      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wing Yu, CEO          2004     $87,000      $500       $1,040,000(1)      0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wing Yu, COO/CEO      2003     $72,000      0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- --------
Wilfred Shaw, CSO     2005     0            0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wilfred Shaw, CSO     2004     0            0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Wilfred Shaw, CEO/CSO 2003     $165,000(3)  0          0                  0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Dave Neville, Pres/GC 2005     $63,600      0          $48,000(2 )        0               0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Dave Neville, GC      2004     $68,400      $500       $480,000(1)        0     0          0          0
--------------------- -------- ------------ ---------- ------------------ --------------- ---------- ---------- ---------
Dave Neville, GC      2003     $63,600      0          0                  0               0          0          0
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

Title of Class    Name and Address            Shares Beneficially   Percent (2)(3)
of Class (1)                                  Owned (1)
--------------------------------------------------------------------------------
Class A Common    Wing Yu                             460,295(4)           3.13%
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Wilfred Shaw(5)(6)                   3,629,765(6)         24.68%
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
                  400 Oyster Point Blvd.
                  Suite 435
                  So. San Francisco, CA 94080
--------------------------------------------------------------------------------
Class A Common    Owen Naccarato                          382,000(8)      2.58%
                  77 Eagle Creek
                  Irvine, CA 92618
--------------------------------------------------------------------------------
Class A Common    Mark Dierolf                            620,175(9)      4.22%
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
                  as a Group ( persons)
--------------------------------------------------------------------------------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this annual report upon the exercise of options or warrants, or the conversion of on the Company's series of convertible preferred stock. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or convertible preferred stock that are held by such person and which are exercisable within 60 days of the date of this annual report have been exercised. Unless otherwise indicated, we believe that all persons named in the table have or will have voting and investment power with respect to all shares of common stock beneficially owned by them.
(2)  These  percentages  are  based  upon  14,610,019   calculated  as  follows:
10,369,276 shares of our common stock outstanding as of June 30, 2004 plus 4,240,743 shares which are exercisabe within 60 days of the date of this annual report are assumed exercised.
(3) Does not include the 4,000,000 shares of the Company's Series D preferred stock issued to Wilfred Shaw and Wing Yu. Each holder of Series D Preferred Stock shall be entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted.
(4) 33,333 of the 460,275 shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(5) Does not include shares beneficially owned by Asia Pacific Venture, a related party to Wilfred Shaw.
(6) 1,400,000 of the 3,629,765 shares included may be acquired from the exercise of a warrant within the next 60 days.
(7) 62,500 of the 218,109 shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(8) Represents a warrant to purchase shares of our common stock at $0.75 per share that may be exercised within the next 60 days.
(9) 62,500 of the 620,175 shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(10) Represents 2,239,910 shares of our Series a convertible preferred stock held by CNET Networks, Inc. which shares are convertible upon the election of the holder on a one to one basis.
(11) Represents shares vested and exercisable within the next 60 days under a stock option plan.

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

Audit Related Fees:          $26,750

Tax Fees:  None              $19,726

All Other Fees: None         $ 1,700


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

                      Dated:   March 24, 2006

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wing Yu                                            March 24, 2006
------------------------------------
    Wing Yu,
    Chief Executive Officer


/s/ Wilfred Shaw                                       March 24, 2006
------------------------------------
    Wilfred Shaw,
    Chief Strategy Officer


/s/ Dave Neville                                       March 24, 2006
------------------------------------
    Dave Neville,
    Chief Financial Officer

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

Consolidated Balance Sheets                                        F2 - F-3

Consolidated Statements of Operations and Comprehensive Income          F-4

Consolidated Statements of Changes in Shareholders' Equity         F5 - F-6

Consolidated Statements of Cash Flows                              F7 - F-8

Notes to Consolidated Financial Statements                         F9 - F-32

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2005 and 2004, with losses incurred subsequently, and generated negative cash flows from operating activities and as of June 30, 2005, has an accumulated deficit of $19,687,772 and a working capital deficit of $598,862. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 9. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As discussed in Note 2 to the financial statements, the company has restated its financial statements for the year ended June 30, 2004 for a correction of an error related to the beneficial conversion feature of convertible preferred shares issued.

/s/ Pohl, McNabola, Berg & Company, LLP
--------------------------------------------
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
August 29, 2005 (except Note 2 and Note 7 - "Beneficial Conversion Feature", which are March 23, 2006)


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



                                   (continued)



                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                          AS OF JUNE 30, 2005 AND 2004



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------                    2005             2004
                                                                        -------------    -------------
Current Liabilities:
     Accounts payable                                                   $     148,077    $     101,017
     Management fees due to related party                                     124,892           36,184
     Payroll and taxes payable                                                 38,577               13
     Income taxes payable                                                       1,600            1,600
     Other accrued expenses                                                    12,759           45,660
     Deferred revenue                                                          32,377           29,606
     Note payable - related parties                                           222,284            8,234
     Accrued interest on notes payable                                          6,719             --
     Liabilities of discontinued operations                                   117,509          117,509
     Dividend payable                                                          38,829           13,849
                                                                        -------------    -------------

        Total Current Liabilities                                             743,623          353,672
                                                                        -------------    -------------

Stockholders' Equity:
     Preferred stock,  200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910 shares
           issued and outstanding                                               2,240            2,240
        Preferred stock Series B, $0.001 par value; 1,033,334 shares
           issued and outstanding                                               1,033            1,033
        Preferred stock Series C, $0.001 par value; 1,301,334 shares
           issued and outstanding                                               1,301            1,301
        Preferred stock Series D, $0.001 par value; 4,000,000 shares
           issued and outstanding                                               4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares authorized;
        10,369,276 and 9,455,192 issued and outstanding, respectively          10,370            9,455
     Additional paid-in-capital                                            22,461,382       22,085,359
     Accumulated other comprehensive loss                                     (70,618)         (67,999)
     Accumulated deficit                                                  (22,394,107)     (21,478,155)
                                                                        -------------    -------------

        Total Stockholders' Equity                                            (15,601)         557,234
                                                                        -------------    -------------

           Total Liabilities and Stockholders' Equity                   $     759,224    $     910,906
                                                                        =============    =============


   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                              2005           2004
                                                                          -----------    -----------
Revenues:
      Net revenues                                                        $ 1,145,569    $   920,460
      Barter revenues (non-cash)                                              130,330         64,875
      Costs of revenues (depreciation excluded
         from cost of sales)                                                 (279,259)      (135,018)
                                                                          -----------    -----------


Operating Expenses:
      Business development                                                     24,355          7,673
      General and administrative                                            1,513,042      2,020,637
      Bad debts                                                                33,664         21,072
      Amortization and depreciation                                           213,380        330,803
      Advertising expense - barter                                            130,330         64,875
                                                                          -----------    -----------
         Total Operating Expenses                                           1,914,771      2,445,060
                                                                          -----------    -----------

         Loss from Operations                                                (918,131)    (1,594,743)
                                                                          -----------    -----------

Other Income (Expense):
      Gain (loss) on investment                                                    96         (9,465)
      Settlement of investment agreement                                         --         (146,000)
      Other income                                                             60,174         54,165
      Interest expense                                                         (6,948)       (72,061)
                                                                          -----------    -----------

         Total Other Income(Expense)                                           53,322       (173,361)
                                                                          -----------    -----------

      Net loss before taxes                                                  (864,809)    (1,768,104)

         Provision for income tax                                              (1,600)        (1,600)
                                                                          -----------    -----------

      Net loss from continuing operations                                    (866,409)    (1,769,704)
                                                                          -----------    -----------

         Gain on extinguishment of net liabilities of discontinued
            operations, net of taxes of $0                                       --          133,478
                                                                          -----------    -----------

      Net loss                                                               (866,409)    (1,636,226)

         Preferred stock dividend                                             (49,543)    (2,767,839)
                                                                          -----------    -----------

            Net loss attributable to common stockholders                     (915,952)    (4,404,065)
                                                                          -----------    -----------

Other comprehensive income:
      Unrealized gain/(loss) on securities                                     (2,619)           280
                                                                          -----------    -----------

Comprehensive Loss                                                        $  (918,571)  $(4,403,785)
                                                                          ===========    ===========


Net loss per share from continuing operations (basic and diluted)               (0.08)         (0.21)
Net earnings per share from discontinued operations (basic and diluted)          --             0.02
Net loss per share from deemed dividend (basic and diluted)                     (0.00)         (0.31)
Net loss per share from cash dividend (basic and diluted)                       (0.01)         (0.00)
                                                                          -----------    -----------
Total loss per share (basic and diluted)                                  $     (0.09)   $     (0.50)
                                                                          ===========    ===========

Shares used in per share calculation (basic and diluted)                    9,817,254      8,895,084
                                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                     Preferred Stock          Preferred Stock             Preferred Stock
                                                         Series A                 Series B                   Series C
                                                 ----------------------  -----------------------   ------------------------
                                                   Shares     Amount      Shares       Amount       Shares        Amount
                                                 ---------  ----------  ----------   ----------   ----------    ----------

Balance, June 30, 2003                                --    $     --          --     $     --           --      $     --
                                                 =========  ==========  ==========   ==========   ==========    ==========

     Comprehensive income (loss):
     Net loss from operations during the
      period                                          --          --          --           --           --            --
     Net unrealized gain (loss) on securities,
      net                                             --          --          --           --           --            --
     Compensation expense on stock grants             --          --          --           --           --            --
     Compensation expense on warrants issued          --          --          --           --           --            --
     Acquisition of CNET contracts               2,239,910       2,240        --           --           --            --
     Proceeds from sale of stock                      --          --     1,033,334        1,033    1,336,334         1,336
     Termination of investment agreement              --          --          --           --           --            --
     Conversion of Preferred Stock into Common
     Stock                                            --          --          --           --        (35,000)          (35)
     Dividends                                        --          --          --           --           --            --
     Exercise of warrants                             --          --          --           --           --            --
     Issuance of common stock for services            --          --          --           --           --            --
                                                 ---------  ----------  ----------   ----------   ----------    ----------

Balance, June 30, 2004                           2,239,910       2,240   1,033,334        1,033    1,301,334         1,301
                                                 =========  ==========  ==========   ==========   ==========    ==========
     Deemed dividend on beneficial conversion
     feature of convertible preferred stock           --          --          --           --           --            --
                                                 ---------  ----------  ----------   ----------   ----------    ----------

Restated balance, June 30, 2004                  2,239,910       2,240   1,033,334        1,033    1,301,334         1,301
                                                 =========  ==========  ==========   ==========   ==========    ==========

     Comprehensive income (loss):
     Net loss from operations during the
    period                                            --          --          --           --           --            --
     Net unrealized gain (loss) on securities,
    net                                               --          --          --           --           --            --
     Common Stock issued for future services          --          --          --           --           --            --
     Compensation expense recognized on
    subscription receivable                           --          --          --           --           --            --
     Dividends                                        --          --          --           --           --            --
     Sale of Common Stock                             --          --          --           --           --            --
     Issuance of common stock for services            --          --          --           --           --            --
                                                 ---------  ----------  ----------   ----------   ----------    ----------

Balance, June 30, 2005                           2,239,910  $    2,240   1,033,334   $    1,033    1,301,334    $    1,301
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

                                      F-5A

                                   (continued)

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                                                                        Accumulated
                                                  Preferred Stock                                                         Other
                                                     Series D              Common Stock                     Additional Comprehensive
                                               ---------------------  ----------------------  Subscription   Paid-in      Income
                                                 Shares      Amount     Shares       Amount    Receivable     Capital     (loss)
                                               ---------- ----------  ----------- ----------  -----------   ----------- -----------

Balance, June 30, 2003                               --   $     --     8,659,643  $     8,660 $      --     $15,779,993 $   (68,279)
                                               ========== ==========  =========== =========== ===========   =========== ===========

    Comprehensive income (loss):
    Net loss from operations during the period       --         --          --           --          --            --          --
    Net unrealized gain (loss) on securities,
      net                                            --         --          --           --          280           --          --
    Compensation expense on stock grants             --         --          --           --          --            --          --
    Compensation expense on warrants issued     4,000,000      4,000        --           --          --         749,000        --
    Acquisition of CNET contracts                    --         --          --           --          --         861,906        --
    Proceeds from sale of stock                      --         --          --           --          --       1,309,881        --
    Termination of investment agreement              --         --       190,549          190        --         245,810        --
    Conversion of Preferred Stock into Common        --         --        35,000           35        --            --          --
    Dividends                                        --         --          --           --          --            --          --
    Exercise of warrants                             --         --       300,000          300        --          79,700        --
    Issuance of common stock for services            --         --       270,000          270        --         328,730        --
                                               ---------- ----------  ----------- ----------- -----------   ----------- -----------

Balance, June 30, 2004                          4,000,000      4,000   9,455,192        9,455        --      19,355,020     (67,999)
                                               ========== ==========  =========== =========== ===========   =========== ===========
    Deemed dividend on beneficial conversion
      feature of convertible preferred stock         --         --          --           --          --       2,730,339        --
                                               ---------- ----------  ----------- ----------- -----------   ----------- -----------

Restated balance, June 30, 2004                 4,000,000      4,000   9,455,192        9,455        --      22,085,359     (67,999)
                                               ========== ==========  =========== =========== ===========   =========== ===========

    Comprehensive income (loss):

    Net loss from operations during the period       --         --          --           --          --            --          --
    Net unrealized gain (loss) on securities,
    net                                              --         --          --           --          --            --        (2,619)
                                                     --         --
    Common Stock issued for future services                              600,000          600    (604,200)      603,600        --
    Compensation expense recognized on               --         --
    subscription receivable                          --         --          --           --        83,806          --          --
    Dividends                                        --         --          --           --          --            --          --
    Sale of Common Stock                             --         --        11,584           12        --           9,988        --
    Issuance of common stock for services            --         --       302,500          303        --         282,829        --
                                                --------- ----------  ----------- ----------- -----------   ----------- -----------

Balance, June 30, 2004                          4,000,000 $    4,000  10,369,276  $    10,370 $  (520,394)  $22,981,776     (70,618)
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

                                  (continued)

                                      F-5B

                             FINANCIALCONTENT, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                  Total       Comprehensive
                                                 Accumulated    Shareholders'    Income
                                                  Deficit          Equity        (loss)
                                                -----------     ----------    -----------
Balance, June 30, 2003                          $(17,074,090)    $(1,353,716)   $(1,158,142
                                                ============    ============  ===========

    Comprehensive income (loss):
    Net loss from operations during the period   (1,636,226)    (1,636,226)    (1,636,226)
    Net unrealized gain (loss) on securities,
    net                                                --              280            280
    Compensation expense on stock grants               --            4,000           --
    Compensation expense on warrants issued            --          749,000           --
    Acquisition of CNET contracts                      --          864,146           --
    Proceeds from sale of stock                        --        1,312,250           --
    Termination of investment agreement                --          246,000           --
    Conversion of Preferred Stock into Common
    Stock                                              --             --             --
    Dividends                                       (37,500)       (37,500)       (37,500)
    Exercise of warrants                               --           80,000           --
    Issuance of common stock for services              --          329,000           --
                                                -----------     ----------    -----------


Balance, June 30, 2004                          (18,747,816)       557,234     (1,673,446)
                                                ===========     ==========    ===========
    Deemed dividend on beneficial conversion
      feature of convertible preferred stock     (2,730,339)           --      (2,730,339)
                                                -----------     ----------    -----------

Restated balance, June 30, 2004                 (21,478,155)       557,234     (4,403,785)
                                                ===========     ==========    ===========


    Comprehensive income (loss):

    Net loss from operations during the period     (866,409)      (866,409)      (866,409)
    Net unrealized gain (loss) on securities,
    net                                                --           (2,619)        (2,619)

    Common Stock issued for future services            --             --             --
    Compensation expense recognized on
    subscription receivable                            --           83,806           --
    Dividends                                       (49,543)       (49,543)       (49,543)
    Sale of Common Stock                               --           10,000           --
    Issuance of common stock for services              --          283,132           --
                                                -----------     ----------    -----------


Balance, June 30, 2005                         $(22,394,107)    $  (15,601)   $  (918,571)
                                                ===========     ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  (concluded)

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                        2005          2004
                                                                    -----------    -----------
Operating Activities:
     Net Loss                                                        $ (866,409)   $(1,636,226)

Adjustments to reconcile  net (loss) to net cash provided by
     (used in) operating activities:
        Compensation expense on warrants granted                           --          749,000
        Depreciation                                                     29,555         26,957
        Amortization of intangible asset                                183,825        303,846
        (Gain) loss on investments                                          (96)         9,465
        Allowance for bad debts                                           6,312         13,972
        Loss on termination of investment agreement                        --          146,000
        Change in liabilities of discontinued operations                   --          (60,000)
        Issuance of common stock for services                           366,938        329,000
        Gain from extinguishment of discontinued operations                --         (133,478)
        Stock received for services rendered                             (4,625)          --
        Other                                                              --            4,002

Changes in operating assets and liabilities:
     Accounts receivable - trade                                        (38,135)       (94,633)
     (Increase) decrease in deposits                                      1,600         (1,600)
     (Increase) decrease in prepaid expenses                              1,782         (6,830)
     Income tax payable                                                    --           (3,200)
     Increase (decrease) in accounts payable                             47,060        (81,639)
     Increase (decrease) in accrued liabilities and expenses            (32,901)       (88,932)
     Management fees due to related party                                88,708         21,184
     Increase (decrease) in payroll and taxes payable                    38,564       (218,102)
     Deferred revenue                                                     2,771         13,421
     Increase (decrease) in accrued interest                              6,719        (86,440)
                                                                    -----------    -----------

        Net cash used in operating activities                          (168,332)      (794,233)
                                                                    -----------    -----------

Investing activities:
     Purchase of property and equipment                                 (27,719)       (62,469)
     Purchase of CNET contracts                                            --         (175,000)
                                                                    -----------    -----------

        Net cash provided by investing activities                       (27,719)      (237,469)
                                                                    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                   (continued)

                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                        2005            2004
                                                                     -----------    -----------
Financing activities:
     Proceeds from sale of Common Stock                                   10,000           --
     Proceeds from exercise of warrants                                     --           80,000
     Proceeds from sale of Preferred Stock - Series B                       --          310,000
     Proceeds from sale of Preferred Stock - Series C                       --        1,002,250
     Proceeds on notes payable - related party                           218,100        264,524
     Payments on notes payable - related party                              --         (548,648)
     Payments on advances from officers                                 (143,250)       (50,000)
     Proceeds from advances from officers                                139,200           --
     Payment of preferred stock dividend                                 (24,563)       (23,651)
                                                                     -----------    -----------

         Net cash provided by financing activities                       199,487      1,034,475
                                                                     -----------    -----------

         Increase (Decrease) in cash and cash equivalents                  3,436          2,773

Cash and cash equivalents, beginning of period                            11,100          8,327
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $    14,536    $    11,100
                                                                     ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for
         Interest                                                    $      --      $   148,882
                                                                     ===========    ===========
         Taxes                                                       $     1,600    $     5,600
                                                                     ===========    ===========
     Conversion of payable into preferred stock                      $      --      $     4,000
                                                                     ===========    ===========
     Issuance of common stock for services                           $   283,132    $   329,000
                                                                     ===========    ===========
     Expense recognized in connection with subscription receivable   $    83,806    $      --
                                                                     ===========    ===========
    Issuance of preferred stock for contracts                        $      --      $   864,146
                                                                     ===========    ===========
     Write off of accounts payable and accrued expenses              $    59,098    $    10,124
                                                                     ===========    ===========
     Common stock issued for settlement of investment agreement      $      --      $   246,000
                                                                     ===========    ===========
     Barter transactions for advertising                             $   130,330    $    64,875
                                                                     ===========    ===========
     Deemed dividend on beneficial conversion feature
        of convertible preferred stock                               $      --      $ 2,730,339
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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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


G.       Revenue Recognition

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly subscription basis and customization charges which are recognized upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue which the Company will then record as revenue when the content is delivered to the customer.

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

T. Intangibles (continued)

The Company has adopted SFAS 142 effective July 2001, which resulted in the Company no longer amortizing its existing goodwill. At June 30, 2004, goodwill approximated $3,000. In addition, the Company measured goodwill for impairment on a yearly basis. The Company completed the impairment tests and recorded an impairment charge of $3,000 in 2005. The Company has set the measurement date of April 1st to calculate goodwill impairment.


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

X.       Reclassifications

Certain amounts in these financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
--       ------------------------------------------------------

Y.       Recent Accounting Pronouncements (continued)

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

In December 2004, the Financial Accounting Standards Board, also known as the FASB, issued a revision to SFAS 123 "Share-Based Payment," also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R, together with guidance included in Staff Accounting Bulletin No. 107 issued by the SEC on March 29, 2005, also known as SAB 107, eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R applies to awards that are granted, modified, or settled in periods beginning after its applicable effective date. In April 2005, the SEC issued a release amending the effective date of SFAS 123R for each registrant to the start of the registrant's first fiscal year beginning after June 15, 2005. SFAS 123R allows for three alternative transition methods. The Company intends to adopt the prospective application method. The Company currently intends to adopt SFAS 123R and SAB 107 in the first quarter of fiscal 2006. The adoption of SFAS 123R will cause the Company to record a non-cash accounting charge as an expense each quarter in an amount approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS 123R. As of December 31, 2004, The Company had approximately 6,331,220 stock options and 1,700,000 warrants outstanding (issued to employees) which had not yet become vested. The amount of such charge has not been determined.

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Y.       Recent Accounting Pronouncements (continued)

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

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


2.       Restatement of Prior Financial Information

The Company previously did not record the beneficial conversion feature related to the issuance of convertible preferred stock in the year ended June 30, 2004. The Company has determined this effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the years ended June 30, 2005 and 2004.

                                                                          June 30, 2005
                                                         ---------------------------------------------
                                                         As Originally   Restatement
                                                           Reported       Adjustments     As Restated
                                                         ------------    ------------    ------------
Additional paid in capital                               $ 19,355,020    $  2,730,339    $  2,085,359
Accumulated deficit                                      $(18,747,816)   $ (2,730,339)   $(21,478,155)

                                                                          June 30, 2004
                                                         ---------------------------------------------
                                                         As Originally   Restatement
                                                           Reported       Adjustments     As Restated
                                                         ------------    ------------    ------------
Additional paid in capital                               $ 19,355,020    $  2,730,339    $ 22,085,359
Accumulated deficit                                      $(18,747,816)   $ (2,730,339)   $(21,478,155)
Deemed dividend from beneficial conversion
   feature of convertible preferred stock                        --      $ (2,730,339)   $ (2,730,339)
Net loss attributable to common shareholder              $ (1,673,726)   $ (2,730,339)   $ (4,404,065)
Comprehensive loss                                       $ (1,673,726)   $ (2,730,339)   $ (4,403,785)
Net loss per share from deemed dividend
   (basic and diluted)                                   $       0.00    $      (0.31)   $      (0.31)
Net loss per share (basic and diluted)                   $      (0.19)   $      (0.31)   $      (0.50)

3.       Income Taxes

The Company incurred $1,600 and $1,600 in state taxes for each of the years ended June 30, 2005 and 2004, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2005 and 2004. The Company incurred net operating losses for these periods.

                                                            2005             2004
                                                         ----------     ------------

Loss from operations before provision for income taxes     (864,809)      (1,634,626)

Income Tax Provision                                           2005             2004
                                                         ----------     ------------

Current:
     Federal                                                   --               --
     State                                                    1,600            1,600
                                                         ----------     ------------

                                                              1,600            1,600
                                                         ==========     ============

     Federal                                                   --               --
     State                                                     --               --
                                                         ----------     ------------
                                                               --               --
                                                         ==========     ============


Effective Tax Reconciliation                                2005             2004
                                                         ----------     ------------

Federal income tax rate                                      (35.00%)         (35.00%)
Change in valuation reserve                                   25.00%           13.00%
Other                                                          8.26%           22.55%
State and local taxes, net of federal tax benefit              0.06%           (0.03%)
                                                         ----------     ------------

                                                               1.80%           (0.10%)
                                                         ==========     ============

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005



3.       Income Taxes (continued)

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2005 and 2004:

                                                       Year Ended June 30,
                                   ----------------------------------------------------------------
                                                2005                             2004
                                   ------------------------------    ------------------------------
                                       Federal           State           Federal           State
                                   -------------    -------------    -------------    -------------
Deferred income tax assets:
     Net operating loss            $   5,065,062    $     690,771    $   4,630,182    $     600,014
     carryforwards
     Capital loss                         12,285            5,153           12,285            5,153
     Property and equipment                  175               46           19,834             --
     Intangible asset
        Impairment charge                   --               --               --               --
        Goodwill                         903,447          239,148           84,120           21,631
     Other reserves                      124,759           33,024            8,750            2,250
     Federal benefit for state              --               --             69,893             --
     taxes
     Other                               185,016           48,831          239,998           61,723
                                   -------------    -------------    -------------    -------------

Total deferred tax assets              6,278,458        1,011,821        5,065,062          690,771

Deferred income tax liabilities:
     Nondeductible reserves             (185,062)         (95,528)        (185,062)         (95,528)
                                   -------------    -------------    -------------    -------------

Total deferred tax liabilities          (185,062)         (95,528)        (185,062)         (95,528)
--------------------------------   -------------    -------------    -------------    -------------
Net deferred tax assets before
     valuation allowance               6,093,396          916,293        4,880,000          595,243
Valuation allowance                   (6,093,396)        (916,293)      (4,880,000)        (595,243)
                                   -------------    -------------    -------------    -------------

Net deferred tax assets            $        --      $        --      $        --      $        --
                                   =============    =============    =============    =============


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


4.       Investments

At June 30, 2005, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                                     Gross         Gross          Gross
                                                   Amortized     Unrealized     Unrealized     Estimated
                                                     Cost          Gain            Loss        Fair Value
                                                  -----------   -------------   -----------    -----------

Equity securities - public                        $    14,625   $        --     $   (12,019)   $     2,606
                                                  -----------   -------------   -----------    -----------

Total short-term investments                           14,625            --         (12,019)         2,606

Corporate equity securities,
privately held                                          5,048            --            --            5,048
                                                  -----------   -------------   -----------    -----------

Total                                             $    19,653   $        --     $   (12,019)   $     7,654
                                                  ===========   =============   ===========    ===========


At June 30, 2004, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                                     Gross         Gross          Gross
                                                   Amortized     Unrealized     Unrealized     Estimated
                                                     Cost          Gain            Loss        Fair Value
                                                  -----------   -------------   -----------    -----------

Equity securities - public                        $    10,000   $        --     $    (9,400)   $       600
                                                  -----------   -------------   -----------    -----------

Total short-term investments                           10,000            --          (9,400)           600

Corporate equity securities,
privately held                                          4,952            --            --            4,952
                                                  -----------   -------------   -----------    -----------

Total                                             $    14,952   $        --     $    (9,400)   $     5,552
                                                  ===========   =============   ===========    ===========


Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

*****
5.       Stock Option Plan

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

Stock options issued as of June 30, 2005 and 2004 are summarized as follows:

                                                     2005                            2004
                                          ----------------------------    ----------------------------
                                                           Weighted                        Weighted
                                                            Average                         Average
                                           Number of       Exercise        Number of       Exercise
                                            Options          Price          Options          Price
                                          ------------    ------------    ------------    ------------
Outstanding at beginning of year             815,000      $      1.30               -      $        -
Granted                                      300,000      $      1.30         815,000      $     1.30
Exercised                                          -      $         -               -      $        -
Forfeited / Cancelled                       (165,000)     $     1.30                -      $        -
                                          ------------    ------------    ------------    ------------


Outstanding at end of year                   950,000      $      1.30         815,000      $     1.30
                                          ============    ============    ============    ============

Exercisable at end of year                   467,000      $      1.30               -      $        -
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

The following table summarizes information about options outstanding at June 30, 2005:

                                        Weighted Average
                                           Average
                                          Remaining             Weighted
   Exercise            Number           Exercise Price        Contractual       Number Exercisable
    prices           Outstanding           per Share         Life in Years      as of June 30, 2005
---------------    ----------------    ------------------    ---------------    ---------------------

      $1.30               950,000      $           1.30                8.9                 467,000
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


5.       Stock Option Plan (continued)

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

                                                         2005              2004
                                                     -------------    -------------
Net loss attributable to common shareholders

     As reported                                     $    (915,952)   $  (4,404,065)

     Pro Forma                                       $    (939,956)   $  (4,404,065)

Basic & diluted loss per common share
     As reported:

     Continuing operations (basic & diluted)         $       (0.08)   $       (0.21)

     Discontinued operations (basic & diluted)       $        --      $        0.02

     Deemed dividend (basic & diluted)               $       (0.01)   $       (0.31)
                                                     -------------    -------------

     Total                                           $       (0.09)   $       (0.50)
                                                     =============    =============

Pro forma

     Continuing operations (basic & diluted)         $      (0.08)    $       (0.21)

     Discontinued operations (basic & diluted)       $        --      $        0.02

     Deemed dividend (basic & diluted)               $       (0.01)   $       (0.31)
                                                     -------------    -------------

     Total                                           $      (0.09)    $      (0.50)
                                                     =============    =============
Shares used in per share calculation
  (basic and diluted)                                    9,817,254        8,895,084
Additional shares based on stock option plan               467,000             --
                                                     -------------    -------------

Total Pro Forma Shares                                  10,284,254        8,895,084
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


7.       Equity Transactions (continued)

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


B.       Warrants

In July 2005, the company issued an outstanding warrant that is convertible into 1,400,000 shares of common stock at an exercise price of $1.30 per share. The warrant expires 2 years from the date of grant.

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

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


7.       Equity Transactions (continued)

B. Warrants (continued)

A summary of the Company's outstanding warrants as of June 30, 2005 and 2004, is presented below:

                                            Shares            Exercise Price
                                        ----------------      ---------------
Outstanding at June 30, 2003                    440,000      $         2.27
                                        ----------------      ---------------

Cancelled/expired                              (240,000)               2.27
Exercised                                      (200,000)               0.25
Issued                                          832,000                0.75
                                        ----------------      ---------------

Outstanding at June 30, 2004                    832,000                0.75

Cancelled/expired                              (350,000)               0.75
Exercised                                             -                0.00
Issued                                        1,400,000                1.30
                                        ----------------      ---------------

Outstanding at June 30, 2005                  1,882,000      $     0.75-1.30
                                        ================      ===============

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


7.       Equity Transactions (continued)

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


7.       Equity Transactions (continued)

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

Beneficial Conversion feature

The Company recorded a beneficial conversion feature of $2,730,339 for preferred stock classes A, B and C based upon the difference between the conversion price and the market price of the shares at the date of issuance. As each class of preferred stock was immediately convertible by the holders into common stock, a deemed dividend expense in the amount of $2,730,339 was recorded in the year ended June 30, 2004.

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

During the year ended June 30, 2005, APV advanced $218,100 to the Company, and the Company repaid all advances and interest to APV. As of June 30, 2005, APV is owed $218,100.

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


8.       Related Party Transactions (continued)

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


9.       Commitments and Contingencies (continued)

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

Year ending June 30,
2006                                          $        32,508
Thereafter                                               --
                                              ---------------

Total future minimum lease payments           $        32,508

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

                            FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


10.      Going Concern Uncertainties (continued)

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