Form 10QSB/A
period 2005-09-30
FINANCIALCONTENT INC
filed 2006-03-31
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 ---------------

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

                                   (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   AS OF SEPTEMBER 30, 2005 AND JUNE 30, 2005


             LIABILITIES AND STOCKHOLDERS' EQUITY                September 30,     June 30,
             ------------------------------------                    2005            2005
                                                                -------------    -------------
                                                                 (unaudited)      (audited)
Current Liabilities:
     Accounts payable                                           $     190,397    $     148,077
     Management fees due to related party                             154,792          124,892
     Payroll and taxes payable                                         17,167           38,577
     Income taxes payable                                               2,000            1,600
     Other accrued expenses                                             8,136           12,759
     Deferred revenue                                                  85,724           32,377
     Note payable - related parties                                   247,784          222,284
     Accrued interest on notes payable                                 13,262            6,719
     Liabilities of discontinued operations                           117,509          117,509
     Dividend payable                                                  51,110           38,829
                                                                -------------    -------------

        Total Current Liabilities                                     887,881          743,623
                                                                -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000    shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910
           shares issued and outstanding                                2,240            2,240
        Preferred stock Series B, $0.001 par value; 1,033,334
           shares issued and outstanding                                1,033            1,033
        Preferred stock Series C, $0.001 par value; 1,301,334
           shares issued and outstanding                                1,301            1,301
        Preferred stock Series D, $0.001 par value; 4,000,000
           shares issued and outstanding                                4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares
        authorized; 10,369,276 issued and outstanding                  10,370           10,370
     Additional paid-in-capital                                    22,511,732       22,461,382
     Accumulated other comprehensive loss                             (69,244)         (70,618)
     Accumulated deficit                                          (22,535,002)     (22,394,107)
                                                                -------------    -------------

        Total Stockholders' Equity                                    (73,570)          15,601
                                                                -------------    -------------

           Total Liabilities and Stockholders' Equity           $     814,311    $     759,224
                                                                =============    =============

                See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                   2005           2004
                                                               ------------    ------------
                                                                (unaudited)     (unaudited)
Revenues:
       Net revenues                                            $    360,411    $    261,557
       Barter revenue (non-cash)                                     61,295          23,761
       Costs of revenues (depreciation is excluded
          from cost of sales)                                       (79,975)        (43,060)

Operating Expenses:
       Business development                                           7,035           6,856
       General and administrative                                   362,576         245,249
       Advertising expense - barter                                  35,592          23,761
       Bad debts                                                      3,888            --
       Amortization and depreciation                                 54,312          84,096
                                                               ------------    ------------
           Total Operating Expenses                                 463,403         359,962
                                                               ------------    ------------

           Loss from Operations                                    (121,672)       (117,704)
                                                               ------------    ------------

Other Income (Expense):
       Other income                                                    --               937
       Interest expense                                              (6,542)           --
                                                               ------------    ------------

           Total Other Income(Expense)                               (6,542)            937
                                                               ------------    ------------

       Net loss before taxes                                       (128,214)       (116,767)

           Provision for income tax                                    (400)           (250)
                                                               ------------    ------------

       Net loss                                                    (128,614)       (117,017)

           Preferred stock dividend                                 (12,281)        (12,700)
                                                               ------------    ------------

                Net loss attributable to common stockholders       (140,895)       (129,717)
                                                               ------------    ------------

Other comprehensive income:
       Unrealized gain/(loss) on securities                           1,374             280
                                                               ------------    ------------

Comprehensive Loss                                             $   (139,521)   $   (129,437)
                                                               ============    ============


Net loss per share (basic and diluted)                         $      (0.01)   $      (0.01)
                                                               ============    ============

Shares used in per share calculation (basic and diluted)         10,369,276       9,455,627
                                                               ============    ============

                See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                      September 30,  September 30,
                                                                          2005            2004
                                                                       -----------    -----------
                                                                       (unaudited)    (unaudited)
Operating Activities:
     Net Loss                                                           $  (128,614)   $  (117,017)

Adjustments to reconcile  net (loss) to net cash
    provided by (used in) operating activities:
        Depreciation                                                          8,356         84,096
        Amortization of intangible asset                                     45,957           --
        Allowance for bad debts                                              (2,948)        (1,266)
        Expense recognized in connection with subscription receivable        50,350           --
        Issuance of common stock for services                                  --            3,450

Changes in operating assets and liabilities:
     Accounts receivable - trade                                            (84,009)        (5,786)
     (Increase) decrease in deposits                                           (226)          --
     (Increase) decrease in prepaid expenses                                 (5,325)         3,257
     Increase in income tax payable                                             400           --
     Increase in accounts payable                                            42,318         71,539
     Decrease in accrued liabilities and expenses                            (4,621)       (27,475)
     Increase in management fees due to related party                        29,900         15,000
     Increase (decrease) in payroll and taxes payable                       (21,410)          --
     Increase (decrease) deferred revenue                                    53,347         (9,982)
     Increase (decrease) in accrued interest                                  6,543           --
                                                                        -----------    -----------

        Net cash used in operating activities                                (9,982)        15,816
                                                                        -----------    -----------

Investing activities:
     Purchase of property and equipment                                      (4,806)        (3,346)
                                                                        -----------    -----------

        Net cash used in investing activities                                (4,806)        (3,346)
                                                                        -----------    -----------

                See accompanying notes to financial statements.

                                   (continued)

                                                        FINANCIALCONTENT, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                             September 30,     September 30,
                                                                                 2005              2004
                                                                            -------------     --------------
Financing activities:
     Payments on advances from officers                                                -            (8,233)
     Proceeds from advances from officers                                         25,500                 -
     Payment of preferred stock dividend                                               -           (12,281)
                                                                            -------------     --------------

        Net cash provided by financing activities                                 25,500           (20,514)
                                                                            -------------     --------------

        Increase (Decrease) in cash and cash equivalents                          10,712            (8,044)

Cash and cash equivalents, beginning of period                                    14,536            11,100
                                                                            -------------     --------------

Cash and cash equivalents, end of period                                     $    25,248       $     3,056
                                                                            =============     ==============


Supplemental disclosures of cash flow information:
     Cash paid during the period for
        Interest                                                            $          -       $         -
                                                                            =============     ==============
        Taxes                                                                $         -       $       250
                                                                            =============     ==============
     Expense recognized in connection with subscription receivable           $    50,350       $         -
                                                                            =============     ==============
     Advertising expense recognized in barter transactions                   $    35,592       $    23,761
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

Q.       Reclassifications

Certain reclassifications were made to these financial statements' presentation in order to conform to the 2006 financial statements' presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

2.       Restatement of Prior Financial Information

The Company previously did not record the beneficial conversion feature related to the issuance of convertible preferred stock in the year ended June 30, 2004. The Company has determined this effect of the correction on its previously issued financial statements and has restated the accompanying financial statements for the three months ended September 30, 2005, and the year ended June 30, 2005.

                                                         September 30, 2005
                                   ---------------------------------------------------------------
                                     As Originally          Restatement           As Restated
                                       Reported             Adjustments
                                   ------------------    ------------------    -------------------
Additional paid in capital         $     19,781,393      $      2,730,339      $     22,511,732
Accumulated deficit                $     19,804,663      $     (2,730,339)     $    (22,535,002)

                                                            June 30, 2005
                                   ---------------------------------------------------------------
                                     As Originally           Restatement           As Restated
                                        Reported             Adjustments
                                   -------------------    ------------------    -------------------
Additional paid in capital         $     19,355,020       $      2,730,339      $     22,085,359
Accumulated deficit                $    (18,747,816)      $     (2,730,339)     $    (21,478,155)


3.       Equity Transactions

A.       Issuance of Common Stock

Transactions during the three months ended September 30, 2004

In September 2004, the Company issued 2,500 shares of common stock to an employee for compensation.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


3.       Equity Transactions (continued)

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


3.       Equity Transactions (continued)

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



4.       Stock-Based Compensation

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



4.       Stock-Based Compensation

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


5.       Related Party Transactions

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


6.       Commitments and Contingencies

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

6.       Commitments and Contingencies (continued)

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


8.       Subsequent Events

On October 24, 2005, a shareholder converted 100,000 shares of Series B preferred stock into 100,000 shares of common stock.

On November 7, 2005, the Company received a letter from an attorney representing a former consultant to the Company demanding delivery of 300,667 shares of common stock based upon alleged services provided under the terms of a contract entered into between the parties. The Company disputes that any number of shares are due to this consultant. The Company has not recorded a reserve in regard to this matter.

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

Results of Operations for the three months ended September 30, 2005 and 2004
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $421,706 for the three months ended September 30, 2005, from approximately $285,318 for the three months ended September 30, 2004. This increase of $136,388 (47.8%) in revenues is attributed to the steady and ongoing growth of our business over the last year. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue, however, $25,703 of the revenues we recorded are bartered for advertising services that we will receive in the future. Cash-based revenues increased to approximately $360,411 for the three months ended September 30, 2005, from approximately $261,557 for the three months ended September 30, 2004, an increase of $98,854 (37.8%). Non-cash revenues recognized in connection with bartered advertising services increased to approximately $61,295 for the three months ended September 30, 2005, from approximately $23,761 for the three months ended September 30, 2004, an increase of $37,534 (158.0%).

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

General and administrative. General and administrative expenses increased to approximately $362,576 for the three months ended September 30, 2005 from approximately $245,249 for the three months ended September 30, 2004, an increase of $117,327 (49.8%). This increase is primarily a result of an increase in payroll expense of approximately $46,682 (36.4%) from approximately $128,087 for the period ended September 30, 2004 to $174,769 for the period ended September 30, 2005; an increase in management fees of $15,000 (100.0%) from $15,000 for the period ended September 30, 2004, to $30,000 for the period ended September 30, 2005; and Consulting expense in the period ended September 30, 2005, of $50,350 recognized in connection with subscription receivable related to common stock issued in the prior fiscal year for future services (there was no such equivalent expense in the period ended September 30, 2004).


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

Other income (expense). Other income (expense) was approximately ($6,542) for the three months ended September 30, 2005, as compared to other income $937 for the three months ended September 30, 2004 a decrease of $7,479 (798.2%). This decrease is primarily the result of interest accumulated on interest-bearing notes from borrowing money from related parties by the Company. There were no interest-bearing notes for the period ended September 30, 2004.

Liquidity and Capital Resources

For the three months ended September 30, 2005, we sustained operating losses of $121,672 compared to operating losses of $117,704 for the three months ended September 30, 2004. This slight increase in operating losses of $3,968 (3.4%) was due primarily to an increase in cash revenue of $98,854 (37.8%), a decrease in amortization and depreciation expense of $29,784 (35.4%), off set by an increase in general and administrative expense of $117,327 (47.8%).

Net cash provided by financing activities was $25,500 for the three months ended September 30, 2005 compared to cash used by financing activities of ($20,514) for the three months ended September 30, 2004, an increase of $46,014 (224.3%). During the three months ended September 30, 2005 we received advances from our officers in the amount of $25,500 compared to the period ended September 30, 2004, wherein we had no capital raising activities and paid dividends in the amount of $12,281 on our Series A preferred stock issued to CNET Networks, Inc., and $8,233 repayment of advances from officers.

The Company had a total stockholders' equity of ($73,570) on September 30, 2005 compared to stockholders equity of $15,601 on June 30, 2005, a decrease of $89,171 (571.5%), resulting primarily from an increase in the accumulated deficit of $140,895, offset by an increase in paid-in capital of $50,350.

As of September 30, 2005, our working capital position declined slightly by $39,664 to a negative $638,526 from a negative $598,862 at June 30, 2005. The Company's current ratio for the period ended September 30, 2005 is 0.28:1, from a ratio of 0.19:1 for the year ended June 30, 2005. The decline in our working capital position is primarily from an increase in management fees due a related party of approximately $29,900 (23.9%), an increase in notes payable due to a related party in the amount of $25,550 (11.5%), an increase in deferred revenue in the amount of $53,347 (164.8%), offset by an increase in accounts receivables (net of reserve for doubtful accounts) of $86,957 (75.6%).

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


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: March 30, 2006                 /S/ WING YU
                                    ------------------------
                                    Wing Yu
                                    Chief Executive Officer