Form 10QSB
period 2006-03-31
FINANCIALCONTENT INC
filed 2006-05-15
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from _____ to _____

                         Commission file number 0-28377


                             FINANCIALCONTENT, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Check  if there is no  disclosure  of  delinquent  filers  pursuant  to Item 405
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                 APPLICABLE ON TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,469,276.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

                             FINANCIALCONTENT, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006







                                 C O N T E N T S


--------------------------------------------------------------------------------





        Consolidated Balance Sheets                                      1 - 2

        Consolidated Statements of Operations
          and Comprehensive Loss                                             3

        Consolidated Statements of Cash Flows                            4 - 5

        Notes to Consolidated Financial Statements                      6 - 27


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2006 AND JUNE 30, 2005




                                  ASSETS
                                  ------                       March 31, 2006    June 30, 2005
                                                               --------------    -------------

(unaudited) (audited, restated)
Current Assets:
     Cash and cash equivalents                                  $        --      $      14,536
     Short-term investments in marketable securities                   61,411            2,606
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $21,949 and $20,284, respectively)                138,329          115,075
     Prepaid expenses                                                  11,526            5,599
     Deposits                                                           7,171            6,945
                                                                -------------    -------------

        Total Current Assets                                          218,437          144,761
                                                                -------------    -------------

Property and Equipment :
     Office furniture                                                  15,806           14,212
     Equipment                                                        188,202          170,034
     Software                                                           5,992            5,992
                                                                -------------    -------------

        Property and Equipment, cost                                  210,000          190,238

     Accumulated depreciation                                        (158,928)        (132,298)
                                                                -------------    -------------

        Property and Equipment, net                                    51,072           57,940
                                                                -------------    -------------

Other Assets:
     Long-term investments                                              5,048            5,048
     Deferred financing fees (net of amortization of $5,125)           76,875             --
     Purchased contracts - CNET (net of amortization
        of $625,540 and $487,671, respectively)                       413,606          551,475
                                                                -------------    -------------

        Total Other Assets                                            495,529          556,523
                                                                -------------    -------------

           Total Assets                                         $     765,038    $     759,224
                                                                =============    =============

See accompanying  notes to financial statements.

                                   (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF MARCH 31, 2006 AND JUNE 30, 2005


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------                March 31, 2006   June 30, 2005
                                                                       --------------   -------------
                                                                         (unaudited) (audited, restated)
Current Liabilities:
     Accounts payable                                                   $     178,997    $     148,077
     Management fees due to related party                                     213,292          124,892
     Payroll and taxes payable                                                 28,893           38,577
     Income taxes payable                                                       1,200            1,600
     Other accrued expenses                                                     5,303           12,759
     Deferred revenue                                                          81,336           32,377
     Note payable - related parties                                            10,200          222,284
     Accrued interest on notes payable                                           --              6,719
     Convertible notes payable                                                350,000             --
     Unamortized discount on convertible notes                               (328,125)            --
     Accrued interest on convertible notes payable                              3,920             --
     Warrant liability                                                        140,000             --
     Derivative liability                                                   1,005,692             --
     Liabilities of discontinued operations                                   117,509          117,509
     Dividend payable                                                          75,672           38,829
                                                                        -------------    -------------

        Total Current Liabilities                                           1,883,889          743,623
                                                                        -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value;
        2,239,910 shares issued and outstanding                                 2,240            2,240
        Preferred stock Series B, $0.001 par value; 933,334 and
           1,033,334 shares issued and outstanding, respectively                  933            1,033
        Preferred stock Series C, $0.001 par value; 1,301,334
           shares issued and outstanding                                        1,301            1,301
        Preferred stock Series D, $0.001 par value; 4,000,000
           shares issued and outstanding                                        4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares
        authorized; 10,469,276 and 10,369,276 issued and outstanding,
        respectively                                                           10,470           10,370
     Additional paid-in-capital                                            22,506,392       22,461,382
     Accumulated other comprehensive loss                                     (64,364)         (70,618)
     Accumulated deficit                                                  (23,579,823)     (22,394,107)
                                                                        -------------    -------------

        Total Stockholders' Equity                                         (1,118,851)          15,601
                                                                        -------------    -------------

           Total Liabilities and Stockholders' Equity                   $     765,038    $     759,224
                                                                        =============    =============


See accompanying  notes to financial statements.



                                         FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005

                                                  Three months ended March 31,    Nine months ended March 31,
                                                      2006           2005             2006            2005
                                                  ------------    ------------    ------------    ------------
                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)
Revenues:
     Cash-based revenues                          $    418,076    $    308,910    $  1,162,480    $    833,565
     Barter revenues (non-cash)                         44,252          23,790         142,593          82,501
                                                  ------------    ------------    ------------    ------------
        Total revenues                                 462,328         332,700       1,305,073         916,066

Costs of revenues (depreciation expense
     is not included in cost of revenues)              (82,306)        (70,458)       (246,253)       (195,947)

Operating Expenses:
     Business development                               16,199             200          35,792           5,357
     General and administrative                        372,341         425,152       1,120,257       1,076,592
     Bad debt                                              756          22,104          11,526          29,549
     Advertising expense - barter (non-cash)            49,874          23,790         122,512          81,735
     Amortization and depreciation                      55,064          83,436         164,499         249,603
                                                  ------------    ------------    ------------    ------------
        Total Operating Expenses                       494,234         554,682       1,454,586       1,442,836
                                                  ------------    ------------    ------------    ------------

        Loss from Operations                          (114,212)       (292,440)       (395,766)       (722,717)
                                                  ------------    ------------    ------------    ------------

Other Income (Expense):
     Other income                                           12              50              12          10,749
     Financing costs                                    (5,125)           --            (5,125)           --
     Derivative liability expense                     (689,652)           --          (689,652)           --
     Amortization of note discount                     (21,875)           --           (21,875)           --
     Interest expense                                  (11,627)         (1,750)        (24,780)         (2,313)
                                                  ------------    ------------    ------------    ------------

        Total Other Income(Expense)                   (728,267)         (1,700)       (741,420)          8,436
                                                  ------------    ------------    ------------    ------------

     Net loss before taxes                            (842,479)       (294,140)     (1,137,186)       (714,281)

        Provision for income tax                          (400)           --              (800)           (250)
                                                  ------------    ------------    ------------    ------------

     Net loss from operations                         (842,879)       (294,140)     (1,137,986)       (714,531)

        Preferred stock dividend                       (12,281)        (12,281)        (36,843)        (37,262)
                                                  ------------    ------------    ------------    ------------

           Net loss attributable to common
           stockholders                               (855,160)       (306,421)     (1,174,829)       (751,793)
                                                  ------------    ------------    ------------    ------------

Other comprehensive income:
     Unrealized gain/(loss) on securities               (4,908)           (897)         (4,635)           (474)
                                                  ------------    ------------    ------------    ------------

Comprehensive Loss                                $   (860,068)   $   (307,318)   $ (1,179,464)   $   (752,267)
                                                  ============    ============    ============    ============


Net loss per share (basic and diluted)            $      (0.08)   $      (0.03)   $      (0.11)   $      (0.08)
                                                  ============    ============    ============    ============

Shares used in per share calculation (basic and
diluted)                                            10,469,276       9,940,314      10,426,940       9,633,918
                                                  ============    ============    ============    ============

See accompanying  notes to financial statements.


                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                                    March 31,              March 31,
                                                                                      2006                    2005
                                                                               --------------------    -------------------

                                                                                    (unaudited)             (unaudited)
Operating Activities:
     Net loss from operations                                                      $   (1,137,986)         $     (714,531)

Adjustments to reconcile  net (loss) to net cash provided by (used in) operating activities:
        Depreciation                                                                       26,631                  21,717
        Amortization of intangible asset                                                  137,869                 227,886
        Amortization of financing costs                                                     5,125                       -
        Amortization of note discount                                                      21,875                       -
        Allowance for bad debts                                                             1,665                   8,363
        Expense recognized in connection with subscription receivable                     151,050                       -
        Issuance of common stock for services                                                   -                 316,726
        Derivative liability expense                                                      689,652                       -

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable - trade                                   (24,919)                  4,737
     (Increase) decrease in deposits                                                         (226)                  1,600
     Increase in prepaid expenses                                                          (5,927)                (16,015)
     Increase in short term investments                                                   (63,440)                 (1,310)
     Decrease in income tax payable                                                          (400)                   (400)
     Increase in accounts payable                                                          30,921                  27,223
     Decrease in accrued liabilities and expenses                                          (7,456)                (43,796)
     Increase in management fees due to related party                                      88,400                  58,708
     Increase (decrease) in payroll and taxes payable                                      (9,684)                 60,567
     Increase in deferred revenue                                                          48,959                  19,135
     Increase (decrease) in accrued interest                                               (6,719)                  2,314
     Increase in accrued convertible interest                                               3,920                       -
                                                                               -------------------     ------------------

        Net cash used in operating activities                                             (50,690)                (27,076)
                                                                               -------------------     ------------------

Investing activities:
     Purchase of property and equipment                                                   (19,762)                (20,354)
     Purchase of short-term investments                                                         -                  (6,867)
                                                                               -------------------     ------------------

        Net cash used in investing activities                                             (19,762)                (27,221)
                                                                               -------------------     ------------------

See accompanying  notes to financial statements.

                                   (continued)


                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005


                                                                       March 31,         March 31,
                                                                          2006             2005
                                                                     -------------    -------------
Financing activities:
     Proceeds from notes payable - related party                              --            118,100
     Payments on notes payable - related party                            (218,100)            --
     Proceeds from convertible note                                        350,000             --
     Deferred costs of financing                                           (82,000)            --
     Proceeds from sale of common stock                                       --             10,000
     Proceeds from advances from officers                                   88,900           38,950
     Payments on advances from officers                                    (82,884)         (43,000)
     Payment of preferred stock dividend                                      --            (24,563)
                                                                     -------------    -------------

        Net cash provided by financing activities                           55,916           99,487
                                                                     -------------    -------------

        Increase (Decrease) in cash and cash equivalents                   (14,536)          45,190

Cash and cash equivalents, beginning of period                              14,536           11,100
                                                                     -------------    -------------

Cash and cash equivalents, end of period                             $        --      $      56,290
                                                                     =============    =============


Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                     $      32,829    $        --
                                                                     =============    =============
        Taxes                                                        $       1,600    $         250
                                                                     =============    =============

Supplemental disclosures of non-cash transactions:
     Expense recognized in connection with subscription receivable   $     151,050    $        --
                                                                     =============    =============
     Barter transactions for advertising                             $     142,593    $      93,896
                                                                     =============    =============
     Issuance of common stock for services                           $        --      $     887,332
                                                                     =============    =============
     Common stock issued for future services                         $        --      $     604,200
                                                                     =============    =============


See accompanying  notes to financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006



1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business
         -------------------------------

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


B.       Basis of Presentation and Organization
         --------------------------------------

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


C.       Cash and Cash Equivalents, Short and Long-Term Investments
         ----------------------------------------------------------

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


D.       Income Taxes
         ------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

D.       Income Taxes (continued)
         ------------------------

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.


E.       Revenue Recognition
         -------------------

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


F.       Advertising Costs
         -----------------

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $131,890 for the period ended March 31, 2006, $122,512 of which were paid by barter service transactions. The Company incurred advertising expenses of $98,867 for the nine months ended March 31, 2005, $81,735 of which were paid by barter service transactions.


G.       Use of Estimates
         ----------------

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

H.       Earnings per Share
         ------------------

The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

H.       Earnings per Share (continued)
         ------------------------------

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the periods ended March 31, 2006 and 2005, due to the Company having a net loss from operations at March 31, 2006 and 2005.


I.       Segments of an Enterprise and Related Information
         -------------------------------------------------

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has reported its franchising operations in Canada as discontinued operations, and the results of its Internet operations as continuing operations. During the nine months ended March 31, 2006, the Company began operations of a new segment focusing on financial podcasts. The new segment did not have significant operations; therefore the current financial statements represent the operations of only one segment.


J.       Comprehensive Income (Loss)
         ---------------------------

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


K.       Business Risks and Credit Concentrations
         ----------------------------------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

K.       Business Risks and Credit Concentrations (continued)
         ----------------------------------------------------

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $21,949 and $20,284 of accounts receivable as of March 31, 2006 and June 30, 2005, respectively.


L.       Software Developed for Internal Use
         -----------------------------------

The American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company has adopted SOP 98-1, which does not have a material impact on the financial statements and related disclosures.


M.       Intangibles
         -----------

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


N.       Long-lived Assets
         -----------------

The Company identifies and records impairment losses on long-lived assets and identifiable intangible assets, when events and circumstances indicate that such assets might be impaired.


O.       Convertible Debt Financing and Derivative Liabilities
         -----------------------------------------------------

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133").

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

O.       Convertible Debt Financing and Derivative Liabilities (continued)
         -----------------------------------------------------------------

In accordance with SFAS 133, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2006, the estimated fair value of the Company's derivative liability was $1,005,692, as well as a warrant liability of $140,000. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows/Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 654 day period), risk-free interest rate (4.88%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at March 31, 2006, the Company used the closing price of $0.65 and the respective conversion and exercise prices for the warrants.


P.       Stock-Based Compensation
         ------------------------

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

The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No. 123, the Company would expense the fair market value of stock options newly granted to third parties and disclose the pro forma results based on the fair value of options/warrants granted to employees.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Q.       Recent Accounting Pronouncements
         --------------------------------

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in the balance sheet. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company's financial position, cash flows or results of operations.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Q.       Recent Accounting Pronouncements (continued)
         --------------------------------------------

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

In December 2004, the Financial Accounting Standards Board ("FASB") released a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("FAS 123R"). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company has prospectively adopted FAS 123R as of January 1, 2006. With the adoption of this new statement, the Company will have to recognize substantially more compensation expense in the future. This may have a material adverse impact on the Company's financial position and results of operations in the future.

In May 2005, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 00-19-1 "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation". This pronouncement clarifies existing accounting guidance relative to freestanding financial instruments originally issued as employee compensation. EITF No. 00-19-1 becomes effective concurrent with the effective date of SFAS 123R. The Company believes the adoption of this pronouncement will not have a material impact on its results of operations or financial condition.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Q.       Recent Accounting Pronouncements (continued)
         --------------------------------------------

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


R.       Reclassifications
         -----------------

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.



2.       Equity Transactions
         -------------------

A.       Issuance of Common Stock
         ------------------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


2.       Equity Transactions (continued)
         -------------------------------

A.       Issuance of Common Stock (continued)
         ------------------------------------

Transactions during the nine months ended March 31, 2005(continued)

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


Transactions during the nine months ended March 31, 2006

In October 2005, an individual converted 100,000 shares of Series B Preferred Stock into 100,000 shares of the Company's common stock.


B.       Warrants
         --------

As of March 31, 2006, the Company has an outstanding warrant which expires in July 2007 that is convertible into 1,400,000 shares of common stock at an exercise price of $1.30 per share. The warrant expires 2 years from the date of grant.

As of March 31, 2006, the Company has an outstanding warrant which expires in July 2006 that is convertible into 380,000 shares of common stock at an exercise price of $0.75 per share. The warrant expires 1 year from the date of grant.

As of March 31, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of March 31, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

As of March 31, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of March 31, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per shares.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances
         -------------------------

As of March 31, 2006, the Company has the following classes of preferred stock issued and outstanding:

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances (continued)
         -------------------------------------

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



3.       Convertible Note Payable
         ------------------------

On February 13, 2006, the Company completed a private placement of a secured convertible debenture and warrants to an institutional investor, generating total gross proceeds of $1 million. The proceeds are to be received by the Company in three traunches; $350,000 was received on February 13, 2006, $350,000 was payable on March 31, 2006, and $300,000 became payable upon the Company's registration statement on Form SB2 being declared effective on April 26, 2006. The debenture is secured by all of the Company's assets. The convertible debenture is convertible into the Company's common stock at $0.75 per share, subject to certain reset provisions. The conversion price is reset if the 10-day average closing bid price of the Company's stock is less than $0.75 per share within the 30 day period immediately following the registration statement being declared effective. The holder may reset the conversion price to 25% below such average price and again every four months thereafter should the price fall below $0.75 per share. The debenture, which bears an interest rate of 9%, matures two years from date of issuance. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the debenture is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the debenture is convertible at an exercise price of $1.25 per share. Said warrants have a five
(5) year term, the shares issuable thereunder are registrable, and have cashless exercise rights which expire upon said registration statement being declared effective.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

In connection with the financing, the Company incurred finder's fee and legal costs. The issuance costs related to the convertible debenture as of March 31, 2006 covering the first traunch totaled $82,000 in cash, and were to be capitalized and amortized over the life of the debt. The Company calculated the value of Warrant A, related to the proceeds received from the first traunch, being approximately $70,000 under the Black-Scholes option-pricing method (assumption: volatility 165%, risk free rate 4.875% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the first traunch, being approximately $70,000 under the Black-Scholes option-pricing method (assumption: volatility 165%, risk free rate 4.875% and zero dividend yield). The Company allocated the $350,000 in gross proceeds between the convertible debenture and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and will be amortized to expense over the life of the debt. Convertible debentures consist of the following at March 31, 2006:

9%  convertible  subordinated  debenture,  due in February  2008,   $   350,000
      convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.

Less:  Discount being accreted                                        (350,000)
                                                                   -------------
     Net value of note                                                    --

Plus:  Current period accretion of discount                             21,875
                                                                   -------------
     Total carrying value of convertible debt                      $    21,875
                                                                   =============


Debt Features

Pursuant to the terms of the debenture, the holder has the option of converting into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of outstanding principal balance plus any accrued but unpaid interest as of such date that the holder elects to convert by the Conversion price then in effect on the date on which the holder faxes a notice of conversion.

There is a prepayment upon an event of default clause. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying debenture. At issuance of the debenture (February 13, 2006), the debt features had an estimated initial value of $0 due to a discount to the debenture and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

Debt Features (continued)
-------------------------

Because the terms of the February 2006 convertible debenture require such classification, the accounting rules required additional convertible debentures and non-employee warrants to also be classified as liabilities, regardless of the terms of the new debentures and/or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the 2006 convertible debentures. Were the February 2006 convertible debenture not to have contained those terms, or even if the February 2006 transaction were not entered into, it could have altered the treatment of the March 31, 2006 debenture and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The March 31, 2006 debenture, as well as any subsequent convertible debentures or warrants, will be treated as derivative liabilities until all such provisions are settled.

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended March 31, 2006:

Interest expense on debt                       $        3,920
Accretion of debt discount                     $       21,875
Amortization of deferred financing cost        $        5,125


9% Secured Convertible Debenture
--------------------------------

The debenture accrues interest at a rate of 9% per annum, with principal and interest due on February 13, 2008 (the "maturity date"). The debenture holder may convert all or any portion of the principal and accrued interest on the debenture at any time and from time to time into common stock of the Company at a conversion price of $0.75 per share, subject to certain adjustments.

The Conversion Price shall be subject to adjustment from time to time as follows: (i) Adjustments for stock splits. If the Company shall at any time or from time to time after the Issuance Date, combine the outstanding shares of common stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased; (ii) Adjustments for certain dividends and distributions. In each such event, the applicable Conversion Price in effect immediately prior to such event shall be decreased as of the time of such issuance or, in the event such record date shall have been fixed, as of the close of business on such record date, by multiplying, the applicable Conversion Price then in effect by a fraction: (1) the numerator of which shall be the total number of shares of common stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date; and
(2) the denominator of which shall be the total number of shares of common stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of common stock issuable in payment of such dividend or distribution; (iii) Adjustment for other dividends and distributions. In each such event, an appropriate revision to the applicable Conversion Price shall be made and provision shall be made (by adjustments of the Conversion Price or otherwise) so that the holders of this debenture shall receive upon conversions thereof, in addition to the number of shares of common stock receivable thereon, the number of securities of the Company which they would have received

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)
--------------------------------------------

had this debenture been converted into common stock on the date of such event and had thereafter, during the period from the date of such event to and including the Conversion Date, retained such securities (together with any distributions payable thereon during such period), giving application to all adjustments called for during such period with respect to the rights of the holders of this debenture and the other debentures; (iv) Adjustments for reclassification, exchange or substitution. In each such event, an appropriate revision to the Conversion Price shall be made and provisions shall be made (by adjustments of the Conversion Price or otherwise) so that the holder shall have the right thereafter to convert this debenture into the kind and amount of shares of stock and other securities receivable upon reclassification, exchange, substitution or other change, by holders of the number of shares of common stock into which such debenture might have been converted immediately prior to such reclassification, exchange, substitution or other change, all subject to further adjustment as provided herein; (v) Adjustments for reorganization, merger, consolidation or sales of assets. In such event, (A) if the surviving entity in any such change is a public company that is registered pursuant to the Securities Exchange Act of 1934, as amended, and its common stock is listed or quoted on a national exchange or the OTC Bulletin Board, an appropriate revision to the Conversion Price shall be made and provision shall be made (by adjustments of the Conversion Price or otherwise) so that the holder shall have the right thereafter to convert such debenture into the kind and amount of shares of stock and other securities or property of the Company or any successor corporation resulting from Organic Change, and (B) if the surviving entity in any such Change is not a public company that is registered pursuant to the Securities Exchange Act of 1934, as amended, or its common stock is not listed or quoted on a national exchange or the OTC Bulletin Board, the holder shall have the right to demand prepayment; (vi) Adjustments for issuance of additional shares of common stock. In each such event, the Company shall, at any time, from time to time, issue or sell any shares of additional shares of common stock at a price per share less than the Conversion Price then in effect or without consideration, then the Conversion Price upon each such issuance shall be adjusted to that price (rounded to the nearest cent) determined by multiplying each of the Conversion Price then in effect by a fraction: (A) the numerator of which shall be equal to the sum of (x) the number of shares of common stock outstanding immediately prior to the issuance of such Additional Shares of common stock plus (y) the number of shares of common stock (rounded to the nearest whole share) which the aggregate consideration for the total number of such Additional Shares of common stock so issued would purchase at a price per share equal to the Conversion Price then in effect, and (B) the denominator of which shall be equal to the number of shares of common stock outstanding immediately after the issuance of such Additional Shares of common stock; (vii) Issuance of common stock Equivalents. If the Company shall issue any securities convertible into or exchangeable for, directly or indirectly, common stock ("Convertible Securities") shall be issued or sold and the aggregate of the price per share for which Additional Shares of common stock may be issuable thereafter pursuant to such common stock Equivalent, plus the consideration received by the Company for issuance of such common stock Equivalent divided by the number of shares of common stock issuable pursuant to such common stock Equivalent (the "Aggregate Per Common Share Price") shall be less than the applicable Conversion Price then in effect, or if, after any such issuance of common stock Equivalents, the price per share for which Additional Shares of common stock may be issuable thereafter is amended or adjusted, and such price as so amended shall make the Aggregate Per Share Common Price be less than the applicable Conversion Price in effect at the time of such amendment or adjustment, then the applicable Conversion Price upon each such

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)
--------------------------------------------

issuance or amendment shall be adjusted as provided in the first sentence of subsection (vi) above; (viii) Consideration for Stock. In case any shares of common stock or any common stock Equivalents shall be issued or sold: (1) in connection with any merger or consolidation in which the Company is the surviving corporation (other than any consolidation or merger in which the previously outstanding shares of common stock of the Company shall be changed to or exchanged for the stock or other securities of another corporation), the amount of consideration therefor shall be, deemed to be the fair value, as determined reasonably and in good faith by the Board of Directors of the Company, of such portion of the assets and business of the non-surviving corporation as such Board may determine to be attributable to such shares of common stock, Convertible Securities, rights or warrants or options, as the case may be; or (2) in the event of any consolidation or merger of the Company in which the Company is not the surviving corporation or in which the previously outstanding shares of common stock of the Company shall be changed into or exchanged for the stock or other securities of another corporation, or in the event of any sale of all or substantially all of the assets of the Company for stock or other securities of any corporation, the Company shall be deemed to have issued a number of shares of its common stock for stock or securities or other property of the other corporation computed on the basis of the actual exchange ratio on which the transaction was predicated, and for a consideration equal to the fair market value on the date of such transaction of all such stock or securities or other property of the other corporation. If any such calculation results in adjustment of the applicable Conversion Price, or the number of shares of common stock issuable upon conversion of the debentures, the determination of the applicable Conversion Price or the number of shares of common stock issuable upon conversion of the debentures immediately prior to such merger, consolidation or sale, shall be made after giving effect to such adjustment of the number of shares of common stock issuable upon conversion of the debentures. In the event common stock is issued with other shares or securities or other assets of the Company for consideration which covers both, the consideration computed as provided herein shall be allocated among such securities and assets as determined in good faith by the Board of Directors of the Company.

Anything herein to the contrary notwithstanding, the Company shall not be required to make any adjustment to the Conversion Price in connection with (i) securities issued (other than for cash) in connection with a merger, acquisition, or consolidation, (ii) securities issued pursuant to a bona fide firm underwritten public offering of the Company's securities, (iii) securities issued pursuant to the conversion or exercise of convertible or exercisable securities issued or outstanding on or prior to the date hereof or issued pursuant to the Purchase Agreement, (iv) the shares of common stock issuable upon the exercise of Warrants, (v) securities issued in connection with bona fide strategic license agreements, partnering arrangements or other consulting services so long as such issuances are not for the purpose of raising capital,
(vi) common stock issued or the issuance or grants of options or warrants to purchase common stock to any employer, officer, director or advisor of the Company for a period of two (2) years following the Issuance Date so long as the exercise price of such options or warrants is greater than $0.75, (vii) any warrants issued to the placement agent and its designees for the transactions contemplated by the Purchase Agreement, and (viii) the payment of any accrued interest in shares of common stock pursuant to this debenture or the other debentures, and (ix) securities issued to CNET Networks, Inc.

p                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)
--------------------------------------------

The occurrence of any of the following events shall be an "Event of Default" under the debenture: (a) the Company shall fail to make any principal or interest payments on the date such payments are due and such default is not fully cured within three (3) business days after the occurrence thereof; or (b) the failure of the Registration Statement to be declared effective by the Securities and Exchange Commission on or prior to the date which is two hundred ten (210) days after the Issuance Date; or (c) the suspension from listing, without subsequent listing on any one of, or the failure of the common stock to be listed on at least one of the OTC Bulletin Board, the American Stock Exchange, the NASDAQ National Market, the NASDAQ SmallCap Market or The New York Stock Exchange, Inc. for a period of seven (7) consecutive Trading Days; or (d) the Company's notice to the holder, including by way of public announcement, at any time, of its inability to comply or its intention not to comply with proper requests for conversion of this debenture into shares of common stock; or (e) the Company shall fail to (i) timely deliver the shares of common stock upon conversion of the debenture or any interest accrued and unpaid, (ii) file the Registration Statement in accordance with the terms of the Registration Rights Agreement or (iii) make the payment of any fees and/or liquidated damages under this debenture, the Purchase Agreement or the Registration Rights Agreement, which failure in the case of items (i) and (iii) of this Section 2.1(e) is not remedied within four (4) business days after the incurrence thereof and, solely with respect to item (iii) above, after the holder delivers written notice to the Company of the incurrence thereof; or (f) while the Registration Statement is required to be maintained effective pursuant to the terms of the Registration Rights Agreement, the effectiveness of the Registration Statement lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to the holder for sale of the Registrable Securities (as defined in the Registration Rights Agreement) in accordance with the terms of the Registration Rights Agreement, and such lapse or unavailability continues for a period of ten (10) consecutive Trading Days, provided that the Company has not exercised its rights pursuant to Section 3(n) of the Registration Rights Agreement; or (g) default shall be made in the performance or observance of (i) any material covenant, condition or agreement contained in this debenture (other than as set forth in clause (f) of this Section 2.1) and such default is not fully cured within five (5) business days after the holder delivers written notice to the Company of the occurrence thereof or (ii) any material covenant, condition or agreement contained in the Purchase Agreement, the other debentures, the Registration Rights Agreement or any other Transaction Document which is not covered by any other provisions of this Section 2.1 and such default is not fully cured within five (5) business days after the holder delivers written notice to the Company of the occurrence thereof; or (h) any material representation or warranty made by the Company herein or in the Purchase Agreement, the Registration Rights Agreement, the other debentures or any other Transaction Document shall prove to have been false or incorrect or breached in a material respect on the date as of which made and the holder delivers written notice to the Company of the occurrence thereof; or (i) the Company shall (A) default in any payment of any amount or amounts of principal of or interest on any Indebtedness (other than the Indebtedness hereunder) the aggregate principal amount of which Indebtedness is in excess of $100,000 or (B) default in the observance or performance of any other agreement or condition relating to any Indebtedness or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders or beneficiary or beneficiaries of such Indebtedness to cause with the giving of notice if required, such Indebtedness to become due prior to its stated maturity; or (j) the Company shall (i) apply for or consent to

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)
--------------------------------------------

the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property or assets, (ii) make a general assignment for the benefit of its creditors,
(iii) commence a voluntary case under the United States Bankruptcy Code (as now or hereafter in effect) or under the comparable laws of any jurisdiction (foreign or domestic), (iv) file a petition seeking to take advantage of any bankruptcy, insolvency, moratorium, reorganization or other similar law affecting the enforcement of creditors' rights generally, (v) acquiesce in writing to any petition filed against it in an involuntary case under United States Bankruptcy Code (as now or hereafter in effect) or under the comparable laws of any jurisdiction (foreign or domestic), (vi) issue a notice of bankruptcy or winding down of its operations or issue a press release regarding same, or (vii) take any action under the laws of any jurisdiction (foreign or domestic) analogous to any of the foregoing; or (k) a proceeding or case shall be commenced in respect of the Company, without its application or consent, in any court of competent jurisdiction, seeking (i) the liquidation, reorganization, moratorium, dissolution, winding up, or composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of it or of all or any substantial part of its assets in connection with the liquidation or dissolution of the Company or (iii) similar relief in respect of it under any law providing for the relief of debtors, and such proceeding or case described in clause (i), (ii) or (iii) shall continue undismissed, or unstayed and in effect, for a period of thirty
(30) days or any order for relief shall be entered in an involuntary case under United States Bankruptcy Code (as now or hereafter in effect) or under the comparable laws of any jurisdiction (foreign or domestic) against the Company or action under the laws of any jurisdiction (foreign or domestic) analogous to any of the foregoing shall be taken with respect to the Company and shall continue undismissed, or unstayed and in effect for a period of thirty (30) days; or (l) the failure of the Company to instruct its transfer agent to remove any legends from shares of common stock eligible to be sold under Rule 144 of the Securities Act and issue such unlegended certificates to the holder within five (5) business days of the holder's request so long as the holder has provided reasonable assurances to the Company that such shares of common stock can be sold pursuant to Rule 144; or (m) the failure of the Company to pay any amounts due to the holder herein or any other Transaction Document within five (5) business days of the date such payments are due and such default is not fully cured within two (2) business days after the holder delivers written notice to the Company of the occurrence thereof; or (n) the occurrence of an Event of Default under the other debentures.

If an Event of Default shall have occurred and shall be continuing, the holder of this debenture may at any time at its option, (a) declare the entire unpaid principal balance of this debenture, together with all interest accrued hereon, due and payable, and thereupon, the same shall be accelerated and so due and payable, without presentment, demand, protest, or notice, all of which are hereby expressly unconditionally and irrevocably waived by the Company; provided, however, that upon the occurrence of an Event of Default described in
(i) (j) or (k), above, the outstanding principal balance and accrued interest hereunder shall be automatically due and payable and (ii) (b)-(i), demand the prepayment of this debenture, (b) demand that the principal amount of this debenture then outstanding and all accrued and unpaid interest thereon shall be converted into shares of common stock, or (c) exercise or otherwise enforce any one or more of the holder's rights, powers, privileges, remedies and interests under this debenture, the Purchase Agreement, the Registration Rights Agreement or applicable law.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)
--------------------------------------------

The Company has evaluated the terms of the debentures in accordance with EITF 05-02 and the debenture is deemed "non-conventional convertible debt instruments" because the holder has the ability to require settlement in cash or common stock. The Company evaluated the maximum amount of liquated damages payable in cash are less than the differential between registered and unregistered common stock. Accordingly, the Warrants (a free-standing instrument) were classified as equity (a component of Additional-Paid-in-Capital). Additionally, the application of the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" resulted in the calculation of an embedded beneficial conversion feature and "forced conversion feature" in the convertible debentures, which is required to be treated as an additional discount to the convertible debentures. The value of the beneficial conversion feature was limited to the relative fair value of the debentures, accordingly $100,000, and will be amortized to interest over the life of the debentures.


Common Stock Issuable Upon Conversion
-------------------------------------

If the aggregate principal amount and accrued interest owing under the debentures is converted, without adjustment, the Company will issue 1,333,333 shares.


4.       Restatement of Prior Financial Information
         ------------------------------------------

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

The  Company has  determined  this effect of the  correction  on its  previously
issued  financial  statements  and  has  restated  the  accompanying   financial
statements for the years ended June 30, 2005.

                                                            June 30, 2005
                                   ------------------------------------------------------------------
                                     As Originally            Restatement
                                         Reported              Adjustments          As Restated
                                   ---------------------    -------------------   -------------------
Additional paid in capital         $      19,731,043        $      2,730,339      $     22,461,382
Accumulated deficit                $     (19,663,768)       $     (2,730,339)     $    (22,394,107)

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


5.       Stock-Based Compensation
         ------------------------

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

In June 2004, the Board of Directors of the Company approved an Employee Stock Option Plan as well as grants to the Company's employees. In general, granted options expire three months after the employee's termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2004 were not a part of a qualified stock option plan. However, the Board of Directors intends to bring the Plan before the shareholders of the Company for their approval in order to qualify the Plan under Section 402 of the Internal Revenue Code. The exercise price was equal to the fair value of the stock.

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

In February 2005, the Board of Directors of the Company approved the 2005-1 Consultant and Advisor Services Plan. According to the terms of the 2005-1 Plan, the Company may issue up to 400,000 shares of its Common stock to consultants or employees. As of March 31, 2005, all shares authorized by this Plan had been issued.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


5.       Stock-Based Compensation (continued)
         ------------------------------------

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

                                                             Nine Months ended March 31,
                                                        --------------------------------------
                                                              2006                 2005
                                                        -----------------    -----------------
Net loss attributable to common shareholders            $     (1,174,829)    $       (751,793)

Plus: Stock-based employee and
     non-employee compensation expense
     included in reported net loss                                  --                   --

Less: Stock-based employee and
     non-employee compensation expense
     determined under fair value based
     method for all awards                                      (438,438)            (137,138)
                                                        -----------------    -----------------

        Pro forma                                       $     (1,613,267)    $       (888,931)
                                                        =================    =================

Net loss per share - basic and diluted
     As reported                                        $         (0.11)     $         (0.08)
                                                        =================    =================
     Pro forma                                          $         (0.15)     $         (0.09)
                                                        =================    =================


The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                        Nine Months ended March 31,
                                   ---------------------------------------
                                         2006                 2005
                                   -----------------   -------------------
Risk-free interest rates                   5.4  %                5.4  %
Expected lives (in years)                   10                    10
Dividend yield                              --                    --
Expected volatility                       24.0  %               24.0  %



6.       Related Party Transactions
         --------------------------

The following transactions occurred between the Company and certain related parties:

A.       Sharpmanagement.com, LLC
         ------------------------

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company was required to pay $5,000 per month for each month that Mr. Shaw provides services to the Company. Effective January 1, 2005, the amount was increased to $10,000 per month. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of March 31, 2006, SharpManagement was due $213,292.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


6.       Related Party Transactions (continued)
         --------------------------------------

B.       Asia Pacific Ventures
         ---------------------

Asia Pacific Ventures (APV) is a company whose headquarters are in Hong Kong, and its authorized representative is Wilfred Shaw, the current Chairman of Financial Content. APV has loaned money to the Company in previous years. The Company paid the total principal and accrued interest owed on three notes held by APV in the amount of $241,429.


C.       Wing Yu
         -------

The Company has received advances from Wing Yu, and these advances bear no interest. As of March 31, 2006, Wing Yu is owed $49,583.



7.       Commitments and Contingencies
         -----------------------------

A.       Legal
         -----

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


B.       Operating Leases
         ----------------

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. The Company currently leases the facility under an extension of the original agreement that terminates on July 31, 2006. All operations including system development, control and maintenance are now performed at this facility.

The Company also leases space in the State of New York. On January 31, 2006, the Company gave the landlord notice to terminate its old lease effective on February 28, 2006. On February 27, 2006 the Company entered into a new lease for office space in White Plains, New York.

On March 1, 2005, the Company signed a 13-month lease, terminable at-will on 30-day written notice, for an office space in Shanghai, China, for which the Company pays $85 per month plus overhead charges. The lease terminated on March 31, 2006 and the Company has no intention to renew the lease at this time.

For the periods ended March 31, 2006 and 2005, total rent expense was $16,090 and $15,553, respectively.

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

Management raised additional capital during the year, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised additional capital through the issuance of convertible debt during fiscal 2006.


9.       Subsequent Events
         -----------------

On February 13, 2006, the Company entered into a Note and Warrant Purchase Agreement with an institutional investor for a $1,000,000 secured convertible note. The note is payable in three traunches: $350,000 was paid on the execution of the definitive agreements; $350,000 became due on March 31, 2006 upon the filing of a registration statement to register the shares issuable thereunder; and $300,000 became payable on April 26, 2006 upon said registration statement taking effect.

On April 27, 2006, the Company filed a Form S-8 registration statement under which the Company registered for sale 50,000 shares of its common stock under the Company's 2006-1 Consultant and Advisor Services Plan.

On April 10, 2006, the Company upgraded its office lease in White Plains, New York, and increased the term which will now expire on April 30, 2007.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10KSB/A for the year ended June 30, 2005. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Through our wholly owned subsidiary, FinancialContent Services, Inc. we deliver financial data and tools to web sites and corporate intranets. We offer a full suite of financial data deployable through an interactive online platform. Our flagship product, Studio, has won rave reviews from our clients and industry media for the software's ease of use and speed of deployment. Recently launched Studio 5.0, the newest version of the Company's flagship content management and integration platform, is a powerful content management and delivery system with an intuitive editor that simplifies the maintenance of financial data and tools and their integration into websites, corporate intranets, and print media. We also offer a full suite of complementary services, including web development and hosting, that targets the online media and financial services industries as well as delivery of financial data for use by the print media.

We pride ourselves on being a pioneer in online content integration. Our mission is to empower our clients with the ability to customize and manage their own deployments. With over 400 deployments worldwide, our client base includes banks, brokerages, credit unions, and application service providers, as well as diversified media businesses and Fortune 500 companies. Our revenues in our most recent fiscal increased approximately 30% over our revenues from our previous fiscal.

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

Our service is deployed to a wide range of companies, including:

     o   Adaptec - storage access solution provider
     o   Adobe Europe - imaging software developer
     o   AdvisorSites - finance advisor solution  provider
     o   Bayer Corporation - health care and chemicals group
     o   Biospace - Research firm for pharmaceuticals industry
     o   Boston Globe - media company
     o   Cablevision/Optonline - broadband telecommunications company
     o   Capital Fulfillment Group - financial services marketing firm
     o   Career Innovations - bioscience portal
     o   Cinapsys - online investor relations firm
     o   CNET Networks, Inc. - online portal
     o   Crain Communications, Inc. - media group
     o   Disney/ABC Television - media company

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

Additionally, through our wholly owned subsidiary StreetIQ.com, Inc. ("StreetIQ"), we operate an online marketplace of audio content marketed to investors and businesspeople at www.streetiq.com. StreetIQ offers a range of audio content produced by both large media companies and independent podcasters that includes everything from the latest business news to stock talk and from CEO interviews to earnings calls. The audio programs are organized into channels, updated frequently, and tagged for categories, sectors, and stock ticker symbols. Users can listen to the audio programs online or download them to media players as podcasts. In the quarter ended March 31, 2006, our most significant business and corporate developments included: o Entering into a note and warrant purchase agreement with an institutional investor for the sale of a $1 million secured convertible note.

         o Entering into a note and warrant purchase agreement with an institutional investor for the sale of a $1 million secured convertible note.

         o Announcing our partnership with NAMC Newswire Radio under which we will syndicate NAMC Newswire Radio's entire schedule of audio interviews to listeners at StreetIQ.com.

         o Announcing a set of custom market data solutions geared for the newspaper industry delivered through the Company's Studio 5 content management and delivery platform that will enable publishers to manage local indexes and stock watchlists and to generate output that can be used for both the online and print medium.

Results of Operations

Three and Nine Months Ended March 31, 2006 Compared to March 31, 2005
---------------------------------------------------------------------

Revenues. For the three and nine months ended March 31, 2006, gross revenues were approximately $462,328 and $1,305,073, respectively, for an increase of $129,628 and $389,007 (39.0% and 42.5%) respectively, for the same periods in 2005. $418,076 and $1,162,480 of the revenues we recorded for the three and nine months ended March 31, 2006, respectively, were cash or credit sales, which represented increases of $109,166 (35.3%) and $328,915 (39.5%) for cash and credit sales during the same periods in the prior year. $44,252 and $142,593 of the revenues we recorded for the three and nine months ended March 31, 2006, respectively, were bartered for advertising services, $20,081 of which were for future advertising services. Revenues recognized in the three and nine months ended March 31, 2006, in connection with barter advertising transactions increased 86.0% and 72.8% over the same periods in the prior year. This increase in revenues is attributed to the signing of new customers as our business continues to grow. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Cost of goods sold for the three and nine-month period ending March 31, 2006 was approximately $82,306 and $246,253, respectively, for an increase of $11,848 and $50,306 (16.8% and 25.7%), respectively, over the same periods in 2005. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as increased fees attributable to the increase in bandwidth traffic.

Business development. Business development expenses for the three and nine-month period ending March 31, 2006 was approximately $16,199 and $35,792, respectively, for an increase of $15,999 and $30,435 (7,999.5% and 568.1%) respectively, over the same periods in 2005. This increase is primarily the result of our public relations campaign we initiated to attract persons to our StreetIQ.com website which offers audio podcasts related to the financial markets.

General and administrative. General and administrative expenses for the three and nine month period ended March 31, 2006 was approximately $422,215 and $1,242,769, respectively, inclusive of bartered advertising expense, for a decrease of $26,727 (6.0%) for the three month period ended and an increase of $84,442 (7.3%) for the nine month period ended. This $26,727 decrease is primarily a result of an increase in payroll salary expense of approximately $25,258 (18.8%) from approximately $133,649 for the three months ended March 31, 2005 to $158,907 for the three months ended March 31, 2006, an increase in commission expense of approximately $5,186 (26.4%) from approximately $19,672 for the three months ended March 31, 2005 to $24,858 for three months ended March 31, 2006, an increase in filing fees of approximately $7,128 (1,448.7%) from approximately $492 for the three months ended March 31, 2005 to $7,620 for the three months ended March 31, 2006, and an increase in bartered advertising expense of $26,084 (9.6%) from approximately $23,790 for the three months ended March 31, 2005 to $49,874 for the three months ended March 31, 2006, off set by a decrease in stock-based consultant fees of approximately $75,264 (59.9%) from approximately $125,564 for the three months ended March 31, 2005 to $50,350 for the three months ended March 31, 2006, and a decrease in advertising expense of

$9,322 (69.4%) from approximately $13,420 for the period ended March 31, 2005 to $4,098 for the period ended March 31, 2006. This $84,442 increase is primarily a result of an increase in bartered advertising expense of $40,759 (49.8%) from approximately $81,735 for the nine months ended March 31, 2005 to $122,512 for the nine months ended March 31, 2006; an increase in payroll and payroll related expense of approximately $133,001 (27.0%) from approximately $492,891 for the nine months ended March 31, 2005 to $625,892 for the nine months ended March 31, 2006; an increase in management fees of approximately $30,000 (50.0%) from approximately $60,000 for the nine months ended March 31, 2005 to $90,000 for the nine months ended March 31, 2006; an increase in travel expense of approximately $27,576 (151.1%) from approximately $18,248 for the nine months ended March 31, 2005 to $45,824 for the nine months ended March 31, 2006; offset by a decrease in consulting expense of $152,746 (101.1%) from approximately $303,796 for the nine months ended March 31, 2005 to $151,050 for the nine months ended March 31, 2006.

Amortization and depreciation. Amortization and depreciation expenses for the three and nine month period ended March 31, 2006 was approximately $55,064 and $164,499, respectively, for a decrease of $28,372 and $85,104 (34.0% and 34.1%)
respectively, over the same periods in 2005. The primary reason for this $28,372 decrease is the change in the amortization terms of the contracts purchased from CNET Networks, Inc. in July of 2003 which we have valued at $1,039,146. Originally, the contracts we purchased were being amortized over three years, based on our expectations of retention of these contracts. However, in the year ended June 30, 2005, the Company changed the period of amortization on the contract rights acquired from CNET Networks, Inc. from 3 to 5 years based on the Company's review of the projected lives of the contracts and on the Company's retention of 75% of those contracts acquired. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (expense). Other income (expense) for the three and nine month period ended March 31, 2006 was approximately ($728,267) and ($741,420), respectively, for a increase in expense of $726,567 and $749,856 (42,739.2% and 8,888.8%) respectively, over the same periods in 2005. This increase in other expense is primarily the result of incurring a $689,652 derivative liability expense related to the issuance of a convertible note pursuant to the Note and Warrant Purchase Agreement we entered into on February 13, 2006.

Liquidity  and Capital  Resources

For the nine months ended March 31, 2006, we sustained operating losses of $1,137,986 compared to operating losses of $714,531 for the nine months ended March 31, 2005. This increase in operating losses of $423,455 (59.3%) was due primarily to an increase in expenses of $716,652 (100%) related to the sale of the convertible debenture, an increase in costs of sales of $50,306 (25.7%), offset by increases in revenues of $389,007 (42.5%). The issuance costs related to the convertible debentures as of March 31, 2006 covering the first traunch totaled $82,000 in cash, and were to be capitalized and amortized over the life of the debt. The Company calculated the value of Warrant A, related to the proceeds received from the first traunch, being approximately $70,000 under the Black-Scholes option-pricing method (assumption: volatility 165%, risk free rate 4.875% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the first traunch, being approximately $70,000 under the Black-Scholes option-pricing method (assumption: volatility 165%, risk free rate 4.875% and zero dividend yield). The Company allocated the $350,000 in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt.

Net cash provided by financing activities was $55,916 for the nine months ended March 31, 2006 compared to $99.487 for the nine months ended March 31, 2005, a decrease of $43,571 (43.8%). The net cash provided by financing activities during the nine months ended March 31, 2006, included advances received from and repaid to officers and related parties, but also included receipt of $350,000 from the sale of a convertible note, reduced by payment of $82,000 of financing costs. Net cash provided by financing activities during the nine months ended March 31, 2005, included advances received from and repaid to officers, but also included receipt of $118,100 from notes payable, $10,000 from the sale of our common stock, and a $24,563 cash payment of dividends that did not recur during the current period.

The Company had a total stockholders' equity of ($1,118,851) on March 31, 2006 compared to stockholders equity of $15,601 on June 30, 2005, a decrease of $1,134,452 (7,271.6%), resulting primarily from an increase in the accumulated deficit of $1,185,716, and an increase in paid-in capital of $45,010.

As of March 31, 2006, our working capital position declined by $1,066,590 (178.1%) to a negative $1,665,452 from a negative $598,862 at June 30, 2005. The
Company's current ratio for the period ended March 31, 2006 is 0.12:1, from a ratio of 0.19:1 for the year ended June 30, 2005. The decline in our working capital position is primarily from an increase in derivative liability of $1,005,692 (100%) which included the beneficial conversions of the convertible note and warrants existing prior to the sale of the convertible note, an increase in warrant liability of $140,000 from the warrants issued in conjunction with the sale of the convertible note, an increase in management fees due a related party of approximately $88,400 (70.8%), an increase in accounts payable of $30,920 (20.9%), an increase in deferred revenue in the amount of $48,959 (151.2%), and a decrease in cash and cash equivalents of $14,536 (100%) off set by a decrease in notes payable related parties of $212,084 (95.4%), a increase in accounts receivable of ($23,254) (20.2%), and an increase in short-term investments in marketable securities of $58,805 (2,256.5%).

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements. Accounts payable and accrued liabilities at March 31, 2006 consisted of the following:

================================================================================
Accounts payable and accrued expenses:                               $184,300
--------------------------------------------------------------------------------
Payroll and taxes payable:                                           $ 30,093
--------------------------------------------------------------------------------
Management fees due related parties:                                 $213,292
--------------------------------------------------------------------------------
Notes Payable - Related Parties:                                     $ 10,200
--------------------------------------------------------------------------------
Dividends payable:                                                   $ 75,672
--------------------------------------------------------------------------------
 Total:                                                              $513,557
================================================================================


Fixed recurring General and Administrative expenses would be as follows:

                                                                 Monthly Average
================================================================================
Salaries and benefits:                                               $120,000
--------------------------------------------------------------------------------
Rent:                                                                $  7,500
--------------------------------------------------------------------------------
Corp expenses:                                                       $  5,000
--------------------------------------------------------------------------------
Office expenses:                                                     $  5,000
--------------------------------------------------------------------------------
Accounting:                                                          $  5,000
--------------------------------------------------------------------------------
Total Monthly:                                                       $142,500
================================================================================

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to March 31, 2006, is approximately $190,000 (includes the above fixed cost estimate of $142,500) a month for a twelve-month total of $2,280,000. The estimate of net cash gross revenue from operations for that time period is approximately $2,400,000.

We have generally financed our operations through the sale of our common stock. On February 13, 2006, we entered into a Note and Warrant Purchase Agreement with an institutional investor for a $1,000,000 secured convertible note. The note is payable in three traunches: $350,000 was paid on the execution of the definitive agreements; $350,000 was paid on April 11, 2006 upon the filing of a registration statement to register the shares issuable thereunder; and $300,000 was payable on April 26, 2006 upon said registration statement taking effect. It is anticipated that the infusion of funds of approximately $1,000,000 from the Note and Warrant Purchase Agreement and our cash inflow will sustain our operations and allow us to grow our business in the near term. If our projections over the next twelve months fall short of expectations, we may be forced to curtail operations until additional funding is obtained. Going Concern The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses from operations (before dividends) of $1,137,986 and $714,531 for the nine months ended March 31, 2006 and 2005, respectively. We also have a net working deficit of $1,665,452 for the nine months ended March 31, 2006. Additionally, we must raise additional capital to meet our working capital needs. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, the success of our business is dependent upon our ability to generate sufficient sales volume to cover our operating expenses and to continue to raise sufficient capital to meet our payment obligations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period ended March 31, 2005, (the "Evaluation Date"). In February 2006, we announced that our year-end financial statements were to be restated relating to an error in not accounting for the beneficial conversion feature in the issuance of our preferred convertible stock in the year ended June 30, 2004. Our conclusion to restate resulted in affecting our assessments regarding our controls, and that they were not effective as of the period ended in this report. Limitations on the Effectiveness of Internal Controls Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In February 2006, the Company remediated the material weakness in internal control over financial reporting by having its CEO in addition to its CFO review in detail all adjustments affecting the issuances of convertible securities.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information.

In connection with the issuance of Series A Convertible Preferred Stock on July 18, 2003, Series B Convertible Preferred Stock on July 31, 2003, and Series C Convertible Preferred Stock on January 2, 2004, the Company did not add to its loss amounts the value of the beneficial conversion feature of such preferred shares in the years ended June 30, 2004 in calculating loss from continuing operations per common share and net loss per common share for such period, or adjust such calculation following completion of the independent valuation in fiscal year 2004. This resulted in an understatement of net loss per common share for that period. The Company has recorded a charge of $2,730,339 to accumulated deficit to reflect an imputed dividend to the preferred shareholders for the value of this conversion feature. The effect on earnings per share for the year ended June 30, 2004 is a decrease of $0.28 to $0.37. As a result of this error, the Company amended its financial statements for the years ended June 30, 2004 and 2005, and for the three months ended September 30, 2005. Item

6. Exhibits and Reports on Form 8-K.

Exhibits

  (31)      31.1    Certification  by  Wing  Yu,  Chief  Executive  Officer,  as
                    required  under Section 302 of  Sarbanes-Oxley  Act of 2002, attached hereto.
            31.2    Certification by Dave Neville,  Chief Financial Officer,  as
                    required  under  Section  302 of the  Sarbanes-Oxley  Act of
                    2002, attached hereto.
  (32)      32      Certification    as   required    under   Section   906   of
                    Sarbanes-Oxley Act of 2002, attached hereto.

(b) Reports on Form 8-K
--------------------------- ---------------------------------------------------------------------------------
February 16, 2006           Under item 4.02 we announced that the Company's  financial  statements for the year ended June 30, 2004 and 2005, and three months ended September 30, 2005, will be restated due to an error in not recognizing a beneficial  conversion feature in the convertible preferred  stock the company  issued during its fiscal year ended June 30, 2004.
--------------------------- ---------------------------------------------------------------------------------
February 17, 2006           Under Item 3.02, we announced that we entered into a Note and Warrant Purchase
                            Agreement with an institutional  investor for the sale of a $1,000,000 secured convertible  note.
--------------------------- ---------------------------------------------------------------------------------
February                    21, 2006 We amended  the 8-K filed on  February  17, 2006, to attach the exhibits incorporated  into the Note and Warrant Purchase Agreement.
--------------------------- ---------------------------------------------------------------------------------
March 7, 2006               Under Item 5.02, we announced the election of the Company's Chief Financial
                            Officer by our Board of Directors.
--------------------------- ---------------------------------------------------------------------------------
March 28, 2006              Under Item 5.03, we announced the amendment of our By-Laws.
--------------------------- ---------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    FINANCIALCONTENT, INC.
                                    Registrant

Date: May 15, 2006                  /S/ WING YU
                                    ------------------------------
                                    Wing Yu
                                    Chief Executive Officer