Form 10KSB
period 2006-06-30
FINANCIALCONTENT INC
filed 2006-09-29
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____

                         Commission file number 0-28377


                             FINANCIALCONTENT, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                           94-3319536
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

       101 Lincoln Centre Drive, Suite 410, Foster City, California 94404
        ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number (650) 286-9702

Securities registered under 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

      None
-------------------                 -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
             ------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]


         State issuer's revenues for its most recent fiscal year: $1,832,944

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: as of September 21, 2006 the aggregate market value approximated $2.3 million.

         The total number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,949,293

         Documents incorporated by reference: None

         Transitional  Small Business  Disclosure Format (Check one):
Yes [ ]   No  [X]

                                     PART I

Item 1.  Description of Business

Business Development

FinancialContent, Inc. (hereinafter "FinancialContent" or the "Company" or "we") is a Delaware corporation formed on October 15, 1996.

Prior to 2001, we were an accelerator/incubator that developed and acquired Internet companies. On May 10, 2000, we formed FinancialContent Services in the State of Delaware under the name FinancialContent.com, Inc. (hereinafter "FinancialContent Services"). As an accelerator/incubator, we provided strategic consulting, business services and seed capital to FinancialContent Services and other emerging companies that were developing Internet web sites or web-enabling technologies.

FinancialContent Services soon emerged from our accelerator/incubator program as a company with tremendous potential for growth. At its outset, FinancialContent Services provided financial content to websites through a unique modular distribution format on a no fee basis. By February 2001, approximately 1,000 websites were receiving financial data and news from FinancialContent Services. In February of 2001, FinancialContent Services announced the commercial launch of its Version 2.0 software program and began converting existing clients to the paid service as well as soliciting new paying clients.

Encouraged by the development of FinancialContent Services, we phased out our accelerator incubator operations and concentrated on growing FinancialContent Services. Under our tutelage and support, FinancialContent Services emerged as one of the industry's fastest growing providers of financial data and tools. FinancialContent Services now delivers comprehensive solutions for web, wireless and print clients that includes approximately 40 different datasets.

Much of FinancialContent Services' early success may be attributed to our purchase of the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire division on July 18, 2003. CNET's Private Wire division provided a financial channel solution for Web sites and print publications that competed directly with us. In consideration for CNET's rights to the PrivateWire client contracts as well as customized indicies developed by CNET, we paid CNET $175,000.00 in cash and issued CNET 2,164,910 shares of our newly created Series A preferred stock which are convertible up to 20% of the Company's issued and outstanding common stock on a one-for-one basis and accrues quarterly dividend rights at $0.0055774 per share which dividend rights will expire on December 31, 2006. Under the terms of the transaction, we also began licensing our services to CNET which services we have continued to provide to CNET on an ongoing basis.

Business of Issuer

Through the auspices of our wholly owned subsidiary, FinancialContent Services, we specialize in the integration and delivery of financial data and tools into websites, corporate intranets and print media. From scrolling tickers and stock charts to SEC filings, corporate news and much more, we offer a complete collection of market data that can be seamlessly integrated into websites. We essentially package financial data into discrete, manageable, interactive content modules that are delivered through our Studio platform. The content may be static or dynamically categorized, filtered, searchable, and enabled for web or wireless alerts. The content may also be personalized by individuals or customized by content administrators.

Our flagship product, Studio, is a powerful content management and delivery system that streamlines the maintenance of financial data and tools, their integration into websites, corporate intranets and print media, and the optimization of embedded financial-related advertising. During our last fiscal year we launched our latest version of Studio, Studio 5.0. The enhanced features of Studio 5.0 include:

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

Content Partnerships

We are engaged in a very partnership-intensive industry as financial data is compiled from a multitude of sources. Our key content partners include BusinessWire, Inc., Telekurs Financial Information, Ltd, Dow Jones & Compapny, Inc., CNNMatthews Market Wire, Inc., PR Newswire Association LLC, PrimeZone Media Network, Inc., Russell Investment Group, and StreetInsider.com, Inc. These and other partners provide a range of content that includes stock quotes, news, company profiles, SEC filings, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for us.

Customer Base

Our customer base represents a cross-section of many online businesses, including newspapers, television and radio stations, banks, brokerage firms, as well as corporate websites. Notable customers include ABC Television Group, AdvisorSites, Career Innovations, Cablvision/OptonLine, CBS Radio, Clear Channel, CNET Networks, 4INFO, Fox Interactive Group, Hearst Media, Lightport, Media News Group, Scripps, VNU, and WR Hambrecht.

During the last fiscal year, we also launched www.streetIQ.com operated under our wholly owned subsidiary StreetIQ.com, Inc. ("StreetIQ.com"), through which we are creating a marketplace of business content that empowers investors and business people alike. StreetIQ.com offers a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlights industry events and trade shows. We distribute our aggregated business podcasts across the network of online financial channels powered by FinancialContent Services and directly to AOL SingingFish and more recently to AOL Business Search. In August 2006, the StreetIQ.com website attracted more than 700,000 unique visitors. We have entered into revenue sharing agreements with Kanoodle and Tribal Fusion on advertising placed on the StreetIQ.com website.

Employees

FinancialContent currently employs thirteen full time employees.

Item  2. Description of Property

In June 2002, our principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA
94080. The initial 38-month term of the lease expired on July 31, 2005. We continued to lease the facility under a series of extensions which terminated on August 18, 2006. All operations including system development, control and maintenance were performed at this facility. Rent in our last month was $5,368.50.

On August 19, 2006, we entered into a new commercial lease agreement under which we rent a 4,809 square feet of office space at 101 Lincoln Centre Drive, Suite 410, San Mateo, California, 94404. The term of the lease is for 51 months. During the first year rent is $11,060.70 per month which will increase to $12,070.59 in the last year of the term. Rent has been abated for the first 3 months.

In December 2003, we leased a sales office in New York City for an initial six-month term that converted to month to month thereafter. In January 2005, after temporarily closing the office, we negotiated a one-year extension that terminated on December 31, 2005 which thereafter converted to a month to month tenancy. Effective February 28, 2006 we terminated the lease, and entered into a new lease for office space in White Plains, New York with an initial three month term. On April 10, 2006, the Company negotiated for a larger space and increased the term which will now expire on April 30, 2007. The monthly rent is $1,897.25, not inclusive of utilities and other fees.

On March 1, 2005 we signed a 13-month lease, terminable at-will on 30-day written notice, for an office space in Shanghai, China for which we paid $85.00 per month plus overhead charges. We suspended the lease effective March 30, 2006.

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



Fiscal Year Ending June 2005                            LOW      HIGH
                                                     ========  ========
Quarter Ending September 30, 2004                       .96      1.65
-------------------------------------------          --------  --------
Quarter Ending December 31, 2004                        .75      1.15
--------------------------------------------         --------  --------
Quarter Ending March 31, 2005                           .80      1.65
--------------------------------------------         --------  --------
Quarter Ending June 30, 2005                            .90      1.43
--------------------------------------------         --------  --------


Fiscal Year Ending June 2006                            LOW      HIGH
                                                     ========  ========
Quarter Ending September 30, 2005                       .60      1.03
--------------------------------------------         --------  --------
Quarter Ending December 31, 2005                        .40       .84
--------------------------------------------         --------  --------
Quarter Ending March 31, 2006                           .53       .94
--------------------------------------------         --------  --------
Quarter Ending June 30, 2006                            .34       .98
--------------------------------------------         --------  --------

As of June 30, 2006, there were approximately 260 shareholders of record (in street name) of the company's Common Stock.

To date, the Company has not declared or paid dividends on its Common Stock.

Equity Compensation Plan Information
------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                       Number of securities to be    Weighted -average exercise         Number of securities
                                       issued upon exercise of       price of outstanding               remaining  available for
                                       outstanding options,          options, warrants and              future issuance under
                                       warrants and rights           rights (excluding securities       equity compensation plan
                                                                     reflected in column (a))

                                                (a)                          (b)                                  (c)
-----------------------------------  ----------------------------    ------------------------------     ---------------------------
Equity compensation plans                     100,000                           45.91                                  0
approved by security holders
-----------------------------------  ----------------------------    ------------------------------     ---------------------------
Equity compensation plans not               5,000,000                            n/a                            2,802,319
approved by security holders
                                            2,700,000                            1.30                             215,000

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

Sale of Unregistered Stock
--------------------------

During the fiscal year ended June 30, 2006, the Company issued securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933: we entered into a Note and Warrant Purchase Agreement for the sale of a $1,000,000 secured convertible note. The secured convertible note bears interest at a rate of 9% per annum, matures two years from the date of issuance, and is convertible in whole or in part into registrable shares of the Company's common stock at $0.75 per share. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the note is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the note is convertible at an exercise price of $1.25 per share.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

We have incurred net losses and negative cash flows from operations. For the year ended June 30, 2006, we had a net loss attributable to common shareholders of $504,521. However, barring any unforeseen events or expenses, we believe that the continuing pace of adding new clients will make us cash flow positive on an operational basis commencing at the end of our second fiscal quarter and through the remainder of our upcoming fiscal year.

Results of Operations for the fiscal years ended June 30, 2006 and 2005

Gross Revenues increased from approximately $1,275,899 in the year ended June 30, 2005 to $1,832,944 in the year ended June 30, 2006, an increase in revenues of $557,045 (43.7%). In the years ended June 30, 2005 and 2006, all of our income was from subscription based fees and customization charges. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue. Cash based revenue increased from $1,145,569 in the year ended June 30, 2005, to $1,648,043 in the year ended June 30, 2006, an increase of $502,474 (43.9%). Non-cash revenues related to services provided in barter for advertising services increased from $130,330 in the year ended June 30, 2005, to $184,901in the year ended June 30, 2006, an increase of $54,571 (41.9%).

Cost of revenues. Cost of revenues increased from approximately $279,259 in the year ended June 30, 2005 to $331,039 in the year ended June 30, 2006, an increase in cost of revenues of $51,780 or 18.5%. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as the associated increase in bandwidth traffic. In the year ended June 30, 2006, though we were able to reduce our bandwidth cost by $34,448, we added new content at a cost of $25,109 and the addition of premium services resulted in our spending an additional $69,457 for such services.

General and Administrative. General and administrative expenses increased from approximately $1,529,321 for the year ended June 30, 2005 to approximately $1,629,669 for the year ended June 30, 2006, an increase of $100,348 or 6.6%. In the year ended June 30, 2005, we expensed $366,938 of the $887,000 of the stock based compensation for consulting and other services provided to the Company for the year ended June 30, 2005 $521,000 of the stock based compensation issued during the year ended June 30, 2005 is recorded as a subscription receivable and is being amortized over three years. For the year ended June 30, 2006, we expensed $201,400 of the stock based compensation issued during the year ended June 30, 2005 and being amortized over three years. In order to best utilize our available cash, we have used stock based compensation to obtain the services needed to achieve our business growth objectives. We have used consultants to assist us with strategic marketing directives. Aside from the stock based compensation, however, our general and administrative expenses have generally increased including an increase of payroll expense of approximately $111,287 (19.5%) from approximately $571,904 for the year ended June 30, 2005 to $683,191 for the year ended June 30, 2006, an increase in payroll related expense of approximately $34,242 (22.7%) from approximately $151,158 for the year ended June 30, 2005 to $185,400 for the year ended June 30, 2006, an increase in management fees of approximately $30,000 (33.3%) from approximately $90,000 for the year ended June 30, 2005 to $120,000 for the year ended June 30, 2006, an increase in marketing fees of approximately $24,158 (100%) from approximately $0 for the year ended June 30, 2005 to $24,158 for the year ended June 30, 2006, and an increase in accounting and other professional fees of approximately $47,069 (152.1%) from approximately $30,951for the year ended June 30, 2005 to $78,020 for the year ended June 30, 2006.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $220,678 for the year ended June 30, 2006 from approximately $213,380 for the year ended June 30, 2005, an increase of $7,298 or 3.4%. Amortization of contracts purchased from CNET was $183,825 in both years (no increase). in both years. Depreciation of property and equipment increased slightly from $29,555 in the year ended June 30, 2005, to $36,853 for the year ended June 30, 2006, an increase of $7,298 or 24.7%. This increase was due to depreciation of $35,566 of equipment purchased during the year ended June 30, 2006. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Business development. Business development expenses increased from $20,221 in 2005 to $40,366 in 2006, an increase of $20,145 (99.6%). This increase was primarily due to the Company's promoting and marketing StreetIQ's services. Expenses in marketing and promoting StreetIQ increased from $0 in 2005 to $22,146 in 2006, an increase of $22,146 (100.0%).

Other income. Net other income was approximately $53,332 for the year ended June 30, 2005 as compared to net other income of $117,584 for the year ended June 30, 2006, an increase of $64,262 (120.5%). This increase was primarily the result of the gain realized upon the expiration of certain warrants in the year ended June 30, 2006 of approximately $277,401, offset by the amortization of the note sold to Jade Special Strategy, LLC, in the amount of $110,148 in the year ended June 30, 2006, and offset by the amortization of deferred financing costs related to the note issued to us by Jade Special Strategy, LLC, in the amount of approximately $20,348 in the year ended June 30, 2006. The increase in net other income was also offset by an increase in interest expense of approximately $30,524 (439.3%) from approximately $6,948 for the year ended June 30, 2005 to approximately $37,472 for the year ended June 30, 2006, and a decrease in other income of $53,587 (89.1%) from approximately $60,174 for the year ended June 30, 2005 to approximately $6,587 for the year ended June 30, 2006.

Bad debt. Our bad debt expense decreased from $33,664 for the year ended June 30, 2005 to $19,745 for the year ended June 30, 2006, a decrease of $13,919 or 41.3%. This decrease is primarily the result of our increased emphasis on collections.

Liquidity and Capital Resources
-------------------------------

To date, we have financed our operations primarily through the revenues earned by FinancialContent Services and equity and debt financing. As of June 30, 2006, we had approximately $18,545 of cash, cash equivalents and short-term investments, and working capital deficit of $903,881. The working capital deficit increased by $305,021 (50.9%) from the previous fiscal year as a result of our sale of a $1,000,000 convertible note and the issuance of the warrants related to the sale of the convertible note offset, offset by a repayment of a note payable to a related party of $218,100, a decrease in management fees due to a related party of $96,465, and a decrease in accounts payable of $30,628 and further offset by an increase in prepaid expenses of $99,874 and an increase in accounts receivables (net of reserves for doubtful accounts) of $52,085.

Net cash used in operating activities was $550,382 for the year ended June 30, 2006 compared to $168,332 for the year ended June 30, 2005. Net loss from operating activities for the year ended June 30, 2006 was $455,397 compared to $866,409 for the same period ended 2005. The increased loss in net cash used in operating activities of operating losses of $382,050 (227.0%) is primarily the result of an increase in changes in operating assets and liabilities, including an increase in our accounts receivable of $53,972 due to an increase in our revenues and primarily from using the cash proceeds from the sale of the convertible note to decrease management fees due to a related party by $96,465, to decrease our accounts payable by $30,627, and to increase our prepaid expenses by $96,465 and cash deposits $16,287. The increase in prepaid expenses is primarily due to payments related to our new offices in Foster City, as required by the new office lease.

Net cash used in investing activities increased from $27,719 in 2005 to $35,566, an increase of $7,847 (28.3%). For the year ended June 30, 2006 we purchased equipment totaling $35,566 and in the year ended June 30, 2005 we purchased equipment totaling $27,719.

For the year ended June 30, 2005, we generated net cash provided by financing activities of $199,487. Financing activities for the period ended 2005 were primarily a result of notes and advances from (and repayments to) related parties. For the year ended June 30, 2006, we generated net cash provided by financing activities of $575,707. Financing activites of the period ended 2006 were primarily a result from the sale of a $1,000,000 convertible note and related financing costs and from advances from and payments to related parties.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Based on annualized fourth quarter 2005-06 results with organic growth projected at 50%, we project the following income and expenses over the next 12 months:

          Operating Revenue                                  2,750,000
          Cost of Sales                                        450,000
                                                           -----------
          Gross Operating Profit                             2,300,000
          Selling, General & Administrative Expense          2,100,000
          Management Fees                                      120,000
          Consulting Expense - stock issuance                  200,000
          Development Expense                                   40,000
                                                           -----------
          EBITDA - Op. Inc. Before Depreciation               (160,000)
          Depreciation / Amortization                          220,000
                                                           -----------
          Operating Profit (Loss) After Depreciation          (380,000)

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

Going Concern
-------------

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

Contingencies
-------------

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

Recent Accounting Pronouncements
--------------------------------

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management will implement the provisions of SAB 107 and SFAS 123(R) effective July 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.

Cautionary statement regarding factors that may affect our business, financial condition and future results
--------------------------------------------------------------------------------

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

Risk Factors
------------

Our business is subject to a number of risks that may affect our financial condition or our results of operations. These risks are described below.

We have a limited operating history
--------------------------------------------------------------------------------

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

We are not currently profitable
--------------------------------------------------------------------------------

We have a history of losses and expect to continue to incur net losses at least through the year 2004. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Most of our revenue is derived from short-term subscriptions agreements
--------------------------------------------------------------------------------

Our revenues are derived in large part from the sale of our subscription service to purveyors and operators of web sites, corporate intranets and print media. Most of our subscription agreements are subject to termination by the subscriber at any time on thirty-day prior written notice.

We may not be able to accurately predict and respond to market developments
--------------------------------------------------------------------------------

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

Dependence upon information partners
--------------------------------------------------------------------------------

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

Protection of intellectual property
--------------------------------------------------------------------------------

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

We may experience significant variability in our operating results
--------------------------------------------------------------------------------

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

Ownership of our common stock is concentrated in a small group

As of June 30, 2006, 53.86 percent of our outstanding common stock is held by seven stockholders. Wilfred Shaw, our chairman of the board or directors, holds directly and indirectly 35.94 percent of our outstanding common stock. Additionally, Wilfred Shaw and Wing Yu hold 3,000,000 and 1,000,000 shares, respectively, of our Series D preferred stock has one for ten voting rights with the common stock. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of the Company and their affiliates, on the other, create potential for conflicting interests.

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

Limitations on the Effectiveness of Internal Controls

Disclosure controls and procedures are designed to provide reasonable assurance of an entity achieving its disclosure objectives. Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of the period covered by this report. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In February 2006, the Company remediated the material weakness in internal control over financial reporting by having its Chief Executive Officer in addition to its Chief Financial Officer review in detail all adjustments affecting the issuances of convertible securities.

                                    PART III

Item  9. Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

The Company's current officers and directors consist of the following persons:

NAME                       AGE      OFFICE                             SINCE
-------------------       ------    ---------------------------        -----
Wilfred Shaw               36       Chairman and CSO                    1996
Owen M. Naccarato          57       Director                            1999
Wing Yu                    37       Director and CEO                    2000
Dave Neville               43       President, General Counsel, CFO     2000
Gregg Fidan                30       Director                            2001

Wilfred Shaw is our Chief Strategy Officer and Chairman of our Board of Directors. Previously, he served as the company's Chief Executive Officer for approximately 5 years. As the Chief Executive Officer, he was responsible for the incubating and investing in numerous specialty technology startups such as FinancialContent Services, Inc. Earlier in his career, Mr. Shaw was the Vice President of Business Development at Intertech Group, a conglomerate of small companies based in Asia. He also worked as Vice President of Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay Area. Mr. Shaw has served on the Boards of Advisors of several private investment and technology companies. He has a Bachelor of Arts in Economics and Political Science with a minor in Psychology from Saint Mary's College. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Strategy Officer in exchange for $10,000.00 per month.

Wing Yu is our Chief Executive Officer and one of our four directors. Prior to this position, Mr. Yu was our Chief Operating Officer. He has also held a variety of other senior positions within the Company, including the Vice President of Web Development. Prior to joining the financial data and technology industry, Mr. Yu spent his early professional career within the educational field working as an educator, a freelance Apple Macintosh developer for 6 years. He also worked for Ticketmaster CitySearch.com, Inc. coordinating online advertising. Mr. Yu holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology. Mr. Yu's annual salary is currently $110,000.00.

Owen Naccarato is one of our directors. Mr. Naccarato has held various operating positions, including Chief Financial Officer for Bikers Dream, Inc., a NASDAQ traded motorcycle assembler and parts distributor, and divisional vice president/controller for Baxter Healthcare, Inc., a NYSE traded health care manufacturer and distributor. Mr. Naccarato is a licensed attorney and is a member of the California State Bar Association. He is also a Certified Public Accountant. Mr. Naccarato is currently serving on our board of directors without compensation.

Gregg Fidan is our former Vice President of Product Development and one of our directors. In March of 2005 he resigned as an employee of the Company. Mr. Fidan is the founder of BuckInvestor, Inc, a leading investment information portal for long-term investors, which we acquired in 1999 which coincided with Mr. Fidan joining our company as an officer and director. Prior to this time, Mr. Fidan was co-founder of Adtech Promotions, a regional marketing and development firm specializing in online usability and search engine optimization. He has been recognized in such leading publications as Money Magazine, Bloomberg, CNBC, Online Investor Magazine, and several national newspapers. Mr. Fidan holds a degree in Business Administration with a concentration in Finance from North Carolina State University.

Dave Neville is our President and General Counsel. Mr. Neville is responsible for the Company's corporate operations and financing activities. Prior to joining FinancialContent, Mr. Neville practiced law in San Francisco. His experience spans the areas of corporate governance, tax laws, securities, employment and investor relations. He has worked extensively with private and publicly-traded companies in the financial services industry. Mr. Neville's annual salary is currently $84,000.00.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

To the Company's knowledge, the following officers, directors and 10% beneficial owners filed late the forms required under Section 16(a) relating to the granting of stock under the Company's 2002 Employee and Officer Retention and Recognition Plan and the Company's Stock Option Plan: Dave Neville; Gregg Fidan, Wing Yu, Wilfred Shaw, and Mark Dierolf; Asia Pacific Ventures failed to file forms related to converting notes to equity in 2002; Owen Naccarato failed to file forms related to the granting of a warrant in 2004; and CNET filed late the forms related to its acquisition of the Company's Series A convertible preferred stock.

Code of Ethics  for the Chief  Executive  Officer  and the  Principal  Financial
Officer
--------------------------------------------------------------------------------

On September 26, 2004, the Board of Directors of the Company adopted the Code of Ethics for employees and officers, which was included as exhibit 14.1 with the June 30, 2004 Form 10KSB/A.

Item 10.  Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended June 30, 2006 and 2005, respectively, to the Company's Chief Executive Officer, Chief Strategy Officer and Chief Financial Officer during such period.

                                                 Summary Compensation Table

-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
                                                               Long-Term
                                                               Compensation
Annual Compensation                                            Awards
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Name and principal   Year     Salary     Bonus    Other        Restricted     Securities      LTIP  All
position                                          Annual comp  Stock Awards   underlying            other
                                                                              options/SARS          comp.
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Wing Yu, CEO         2006     $107,200   0        0            0              0               0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Wing Yu, CEO         2005     $81,232    0        0            0              0               0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Wing Yu, CEO         2004     $87,000    $500     0            0              $1,040,000(1)   0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Wilfred Shaw, CSO    2006     $213,500   0        0            0              0               0     0
                              (3)
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Wilfred Shaw, CSO    2005     0          0        0            0              0               0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Wilfred Shaw, CSO    2004     0          0        0            0              0               0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Dave Neville, CFO    2006     $73,500    0        0            0              0               0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Dave Neville, GC     2005     $63,600    0        0            0              $48,000(2)      0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------
Dave Neville, GC     2004     $68,400    $500     0            0              $480,000(1)     0     0
-------------------- -------- ---------- -------- ------------ -------------- --------------- ----- --------



(1) Shares granted pursuant to 2004 Stock Option Plan ("Plan"). Values based on value of Company's common stock on June 30, 2004 of $1.60, without reduction for $1.30 exercise price. Shares issued under Plan are categorized under one of four vesting schedules; in equal amounts quarterly over the next 12 quarters; upon reaching certain corporate milestones; upon the discretion of the board of directors; and upon listing on a senior exchange. Upon vesting, shares shall be listed under LTIP payouts column pursuant to paragraph (b)(2)(iv)(A) of Item
402. Upon approval of 2004 Stock Option Plan by the Company's shareholders, said shares shall be registered shares under Form S-8. (2) Shares granted pursuant to the Plan. Values based on the value of the Company's common stock on June 1, 2005 of $0.96. (3) Paid for unpaid services provided through March 31, 2006.


Employment Agreements
---------------------

Wilfred Shaw: Under the original terms of the Management and Consulting Agreement effective May 17, 2000 executed by and between the Company and Sharpmanagement.com, LLC ("SharpManagement"), the Company paid SharpManagement $15,000 per month to secure the services of Mr. Shaw as the Company's Chief Executive Officer. Effective April 1, 2001, payments were reduced to $5,000 per month and Mr. Shaw became the Company's Chief Strategy Officer. Mr. Shaw is the managing and sole member of SharpManagement. The Company issued 1,036,584 shares of its common stock as payment under the Consulting and Management Agreement valued at $165,000 for services provided from January 1, 2001 through March 31, 2003. The Company has continued to renew its agreement with Sharpmanagement and increased the monthly fee to $10,000 per month effective January 1, 2005. As recently as January 2006 the Company agreed to renew the agreement with Sharpmanagement at the current rate of $10,000.00 per month through the current year. In April 2006, the Company paid Sharpmanagement $213,500 owed for past services through date of said payment.

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

Dave Neville: Mr. Neville was promoted to general counsel of the Company in December 2000. In February 2003, he was appointed President of the Company, and more recently appointed as the Company's Chief Financial Officer in March 2006. Mr. Neville's current annual salary is $84,000.

Compensation of Directors
-------------------------

Except as set forth below, directors receive no remuneration for their services as directors at this time. In March 2002, we issued a warrant to Owen Naccarato to purchase 200,000 shares of common stock at an exercise price of $0.25 per share. This warrant expired by its own terms in May 2004. In June 2004, the Company issued a new two year warrant to Mr. Naccarato to purchase up to 382,000 shares of our common stock at $0.75 per share. The warrant expired on June 30, 2006. Company has adopted no retirement, pension, profit sharing or other similar programs.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2006 based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission or as reflected on the books and records of the Company's stock transfer agent; (ii) each of the Company's directors; (iii) each of the named executive officers; and (iv) all officers and directors of the Company as a group.

----------------------------- -------------------------------- ---------------------------- -----------------
Title of Class                Name and Address                 Shares Beneficially Owned    Percent (2)(3)
                                       (1)
----------------------------- -------------------------------- ---------------------------- -----------------
Class A Common                Wing Yu                          559,222 (4)                  3.12%
                              101 Lincoln Centre Drive,
                              Suite 410
                              Foster City, CA 94404
----------------------------- -------------------------------- ---------------------------- -----------------
Class A Common                Wilfred Shaw                     2,229,765 (5)(6)             12.42%
                              101 Lincoln Centre Drive,
                              Suite410
                              Foster City, CA 94404
----------------------------- -------------------------------- ---------------------------- -----------------
Class A Common                Asian Pacific Ventures           1,066,667 (6)                5.94%
                              Suite 13, 16th Floor
                              Kinwick Center,
                              32 Hollywood Road
                              Central Hong Kong, H.K.
----------------------------- -------------------------------- ---------------------------- -----------------
Class A Common                Gregg Fidan                      838,557                      4.67%
                              101 Lincoln Centre Drive,
                              Suite 410
                              Foster City, CA 94404
----------------------------- -------------------------------- ---------------------------- -----------------
Class A Common                Dave Neville                     255,609 (7)                  1.42%
                              101 Lincoln Centre Drive,
                              Suite 410
                              Foster City, CA 94404
----------------------------- -------------------------------- ---------------------------- -----------------
Convertible Preferred         CNET Networks, Inc.              2,239,910                    12.48%
Series A (8)                  235 Second Street
                              San Francisco, CA 94105
----------------------------- -------------------------------- ---------------------------- -----------------
Convertible Debenture (9)     Jade Special Strategy, LLC       1,986,666                    11.07%
                              1175 Walt Whitman Road, Suite
                              100
                              Melville, New York 11747
----------------------------- -------------------------------- ---------------------------- -----------------
Class A Common                Officers and Directors as a      4,949,820                    25.04%
                              group
----------------------------- -------------------------------- ---------------------------- -----------------

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this annual report upon the exercise of options or warrants, or the conversion of on the Company's series of convertible preferred stock. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or convertible preferred stock that are held by such person and which are exercisable within 60 days of the date of this annual report have been exercised. Unless otherwise indicated, we believe that all persons named in the table have or will have voting and investment power with respect to all shares of common stock beneficially owned by them.
(2)  These  percentages  are  based  upon  17,951,536   calculated  as  follows:
10,949,293 shares of our common stock outstanding as of June 30, 2006 plus 7,641,411 shares which are exercisabe within 60 days of the date of this annual report are assumed exercised. (3) Does not include the 4,000,000 shares of the Company's Series D preferred stock issued to Wilfred Shaw and Wing Yu. Each holder of Series D Preferred Stock shall be entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted. (4) 133,333 of the 559,222 shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(5) Does not include shares beneficially owned by Asia Pacific Venture, a related party to Wilfred Shaw. (6) A related party to Wilfred Shaw. (7) 100,000 of the 255,609 shares included represents shares vested and exercisable within the next 60 days under a stock option plan.
(8) Represents 2,239,910 shares of our Series a convertible preferred stock held by CNET Networks, Inc. which shares are convertible upon the election of the holder on a one to one basis.
(9) Represents a Note and Warrant Purchase Agreement for the sale of a $1,000,000 secured convertible note. The secured convertible note bears interest at a rate of 9% per annum, matures two years from the date of issuance, and is convertible in whole or in part into registrable shares of the Company's common stock at $0.75 per share. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the note is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the note is convertible at an exercise price of $1.25 per share. In the event the 10 day average closing bid price of the Company's common stock is less than $0.75 per share within the 30 day period immediately following the registration statement being declared effective, the institutional investor may reset the conversion price to twenty-five percent below such average price and again every four months thereafter should the share price fall below $0.75. Based on the Company's stock price as of effective date of the registration statement on April 26, 2006, the investor may reset the conversion price. The above table assumes a $0.75 conversion price. 666,666 shares of the 1,986,666 are issuable upon exercise of the warrants issued under the Note.

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

During the year ended June 30, 2005, APV had advanced $218,100 to the Company. During the year ended June 30, 2006, the Company repaid all advances and interest to APV.


B.       Wilfred Shaw

The Company has received advances from Wilfred Shaw, and these advances bear an interest rate of 12% per annum. Prior to and during the year ended June 30, 2006, Wilfred Shaw had advanced $30,330 to the Company. Wilfred Shaw was repaid in full during the year.

C.       Wing Yu

The Company has received advances from Wing Yu, and these advances bear no interest. During the year ended June 30, 2006, Wing Yu advanced $59,517 to the Company. As of June 30, 2006, Wing Yu is owed approximately $617 by the Company.


D. Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005 and renewed effective January 1, 2006, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. In April 2006 the Company paid Sharpmanagement $213,500 that was owed under the contract as renewed between us and Sharpmanagement as of March 30, 2006. The current balance owed to Sharpmanagment is approximately $28,427.


Item  13.  Exhibits and Reports on Form 8-K

(a) Exhibits:

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

               31.2        Certification   by  Dave  Neville,   Chief  Financial
                           Officer,   as  required  under  Section  302  of  the
                           Sarbannes-Oxley Act of 2002, attached hereto.

(32)           32          Certification   as  required  under  Section  906  of
                           Sarbannes-Oxley Act of 2002, attached hereto.

(b) Reports on Form 8-K:

On February 16, 2006, the Company filed a Form 8-K disclosing under item 4.02 that that the Company's financial statements for the year ended June 30, 2004 and 2005, and three months ended September 30, 2005, were to be restated due to an error in not recognizing a beneficial conversion feature in the convertible preferred stock the company issued during its fiscal year ended June 30, 2004.

On February 17, 2006, the Company filed a Form 8-K disclosing under item 3.02 that it had entered into a Note and Warrant Purchase Agreement for the sale of a $1,000,000 secured convertible note.

On February 21, 2006, the Company amended its Form 8-K previously filed on February 17, 2006 to attach the exhibits to the Note and Warrant Purchase Agreement not filed with the original Form 8-K.

On March 7, 2006, the Company filed a Form 8-K disclosing under item item 5.02 the appointment of the Company's new chief accounting officer.

On March 28, 2006, the Company filed a Form 8-K disclosing under item 5.04 that it had amended its bylaws to change the title of the Company's chief accounting officer from controller to chief financial officer.

Item 14.  Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for each of the last two fiscal years for services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our form 10QSB's for the fiscal years ended June 30, 2006 and 2005 are $44,781 and $48,212 , respectively.

Audit Related Fees: $44,781.86

Tax Fees:  $125.00

All Other Fees: $40,902.50


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

                      Dated: September 28, 2006

         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Wing Yu                                            September 28, 2006
------------------------------------
    Wing Yu,
    Chief Executive Officer
    Director


/s/ Wilfred Shaw                                       September 28, 2006
------------------------------------
    Wilfred Shaw,
    Chief Strategy Officer
    Director

/s/ Dave Neville                                       September 28, 2006
------------------------------------
    Dave Neville,
    Chief Financial Officer


/s/ Gregg Fidan                                        September 28, 2006
------------------------------------
    Gregg Fidan,
    Director

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005






                                       C O N T E N T S



Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets                                           F-2 - F-3

Consolidated Statements of Operations and Comprehensive Loss                F-4

Consolidated Statements of Changes in Shareholders' Equity            F-5 - F-6

Consolidated Statements of Cash Flows                                 F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
FinancialContent, Inc.


We have audited the accompanying consolidated balance sheets of FinancialContent, Inc., a Delaware Corporation, as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FinancialContent, Inc. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2006 and 2005, with losses incurred subsequently, and generated negative cash flows from operating activities and as of June 30, 2006, has an accumulated deficit of $22,920,096 and a working capital deficit of $903,881. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



/s/ Pohl, McNabola, Berg & Company, LLP
--------------------------------------------
Pohl, McNabola, Berg & Company, LLP
San Francisco, California
September 13, 2006


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2006 AND 2005




                                ASSETS                                 June 30,       June 30,
                                ------                                   2006          2005
                                                                     -----------    -----------
Current Assets:
      Cash and cash equivalents                                      $     4,295    $    14,536
      Short-term investments in marketable securities                     14,250          2,606
      Accounts receivable - trade (net of reserve for doubtful
         accounts of $22,171 and $20,284, respectively)                  167,160        115,075
      Prepaid expenses                                                   105,473          5,599
      Deposits                                                            23,232          6,945
                                                                     -----------    -----------

         Total Current Assets                                            314,410        144,761
                                                                     -----------    -----------

Property and Equipment :
      Office furniture                                                    15,806         14,212
      Equipment                                                          204,006        170,034
      Software                                                             5,992          5,992
                                                                     -----------    -----------

         Property and Equipment, cost                                    225,804        190,238

      Accumulated depreciation                                          (169,151)      (132,298)
                                                                     -----------    -----------

         Property and Equipment, net                                      56,653         57,940
                                                                     -----------    -----------

Other Assets:
      Long-term investments                                                6,612          5,048
      Deferred financing fees (net of amortization of $20,
         348 and $0, respectively)                                       133,152           --
      Purchased contracts - CNET (net of amortization
         of $671,496 and $487,671, respectively)                         367,650        551,475
                                                                     -----------    -----------

         Total Other Assets                                              507,414        556,523
                                                                     -----------    -----------

             Total Assets                                            $   878,477    $   759,224
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                   (continued)


                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (CONTINUED)
                          AS OF JUNE 30, 2006 AND 2005



                LIABILITIES AND STOCKHOLDERS' EQUITY                   June 30,        June 30,
                ------------------------------------                    2006             2005
                                                                    ------------    ------------
Current Liabilities:
     Accounts payable                                               $    117,449    $    148,077
     Management fees due to related party                                 28,427         124,892
     Payroll and taxes payable                                            37,189          38,577
     Income taxes payable                                                   --             1,600
     Other accrued expenses                                                9,431          12,757
     Deferred revenue                                                     46,095          32,377
     Note payable - related parties                                          617         222,284
     Accrued interest on notes payable                                      --             6,719
     Convertible notes payable                                           990,000            --
     Unamortized discount on convertible notes                          (889,852)           --
     Warrant liability                                                   197,167            --
     Derivative liability                                                525,432            --
     Liabilities of discontinued operations                              117,509         117,509
     Dividend payable                                                     38,827          38,829
                                                                    ------------    ------------

        Total Current Liabilities                                      1,218,291         743,621
                                                                    ------------    ------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value;
        2,239,910 shares issued and outstanding                            2,240           2,240
        Preferred stock Series B, $0.001 par value; 600,000 and
           1,033,334 shares issued and outstanding, respectively             600           1,033
        Preferred stock Series C, $0.001 par value; 1,168,001 and
           1,301,334 shares issued and outstanding, respectively           1,168           1,301
        Preferred stock Series D, $0.001 par value; 4,000,000
           shares issued and outstanding                                   4,000           4,000
     Common stock, $0.001 par value; 900,000,000 shares
        authorized; 10,949,277 and 10,369,276 issued and
        outstanding, respectively                                         10,949          10,370
     Additional paid-in-capital                                       22,672,769      22,461,382
     Accumulated other comprehensive loss                               (111,444)        (70,618)
     Accumulated deficit                                             (22,920,096)    (22,394,105)
                                                                    ------------    ------------

        Total Stockholders' Equity                                      (339,814)         15,603
                                                                    ------------    ------------

           Total Liabilities and Stockholders' Equity               $    878,477    $    759,224
                                                                    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                                2006            2005
                                                            ------------    ------------
Revenues:
      Revenues                                              $  1,648,043    $  1,145,569
      Barter revenues (non-cash)                                 184,901         130,330
                                                            ------------    ------------
         Total revenues                                        1,832,944       1,275,899

Costs of revenues (depreciation expense
      is not included in cost of revenues)                      (331,039)       (279,259)


Operating Expenses:
      Business development                                        40,366          20,221
      General and administrative                               1,629,669       1,529,321
      Bad debt                                                    19,745          33,664
      Advertising expense - barter (non-cash)                    162,828         118,185
      Amortization and depreciation                              220,678         213,380
                                                            ------------    ------------
         Total Operating Expenses                              2,073,286       1,914,771
                                                            ------------    ------------

         Loss from Operations                                   (571,381)       (918,131)
                                                            ------------    ------------

Other Income (Expense):
      Other income                                                 6,587          60,174
      Amortization of deferred financing costs                   (20,348)           --
      Gain on change in warrant liability                         93,334            --
      Gain on change in derivative liability                     184,067            --
      Amortization of note discount                             (110,148)           --
      Gain on investment                                           1,564              96
      Interest expense                                           (37,472)         (6,948)
                                                            ------------    ------------

         Total Other Income(Expense)                             117,584          53,322
                                                            ------------    ------------

      Net loss before taxes                                     (453,797)       (864,809)

         Provision for income tax                                 (1,600)         (1,600)
                                                            ------------    ------------

      Net loss                                                  (455,397)       (866,409)

         Preferred stock dividend                                (49,124)        (49,543)
                                                            ------------    ------------

             Net loss attributable to common stockholders       (504,521)       (915,952)
                                                            ------------    ------------

Other comprehensive income:
      Unrealized loss on securities                              (62,296)         (2,619)
                                                            ------------    ------------

Comprehensive Loss                                          $   (566,817)   $   (918,571)
                                                            ============    ============


Net loss per share from continuing operations (basic and
diluted)                                                    $      (0.05)   $      (0.08)
Net loss per share from cash dividend (basic and diluted)   $      (0.00)   $      (0.01)
                                                            ------------    ------------
      Total loss per share (basic and diluted)              $      (0.05)   $      (0.09)
                                                            ============    ============

Shares used in per share calculation (basic and diluted)      10,443,157       9,817,254
                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.


                             FINANCIALCONTENT, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005



                                                              Preferred Stock             Preferred Stock
                                                                 Series A                     Series B
                                                         -------------------------   --------------------------
                                                            Shares        Amount       Shares         Amount
                                                         -----------   -----------   -----------    -----------
Balance, June 30, 2004                                     2,239,910   $     2,240     1,033,334    $     1,033
                                                         ===========   ===========   ===========    ===========

         Comprehensive income (loss):
         Net loss from operations during the period             --            --            --             --
         Net unrealized gain (loss) on securities, net          --            --            --             --
         Common Stock issued for future services                --            --            --             --
         Compensation expense recognized on
        subscription receivable                                 --            --            --             --
         Dividends                                              --            --            --             --
         Sale of Common Stock                                   --            --            --             --
         Issuance of common stock for services                  --            --            --             --
                                                         -----------   -----------   -----------    -----------

 Balance, June 30, 2005                                    2,239,910   $     2,240     1,033,334    $     1,033
                                                         ===========   ===========   ===========    ===========

         Comprehensive income (loss):
         Net loss from operations during the period             --            --            --             --
         Net unrealized gain (loss) on securities, net          --            --            --             --

         Conversion of preferred stock                          --            --        (433,334)          (433)
         Conversion of note principal                           --            --            --             --
         Compensation expense recognized on
        subscription receivable                                 --            --            --             --
         Realize prior period comprehensive losses              --            --            --             --
         Dividends                                              --            --            --             --
                                                         -----------   -----------   -----------    -----------

 Balance, June 30, 2006                                    2,239,910   $     2,240       600,000    $       600
                                                         ===========   ===========   ===========    ===========



                                   (continued)

                                      F-5A

                                                                Preferred Stock            Preferred Stock
                                                                   Series C                   Series D
                                                         --------------------------    -------------------------
                                                            Shares         Amount         Shares        Amount
                                                         -----------    -----------    -----------   -----------
Balance, June 30, 2004                                     1,301,334    $     1,301      4,000,000   $     4,000
                                                         ===========    ===========    ===========   ===========

         Comprehensive income (loss):
         Net loss from operations during the period             --             --             --            --
         Net unrealized gain (loss) on securities, net          --             --             --            --
         Common Stock issued for future services                --             --             --            --
         Compensation expense recognized on
        subscription receivable                                 --             --             --            --
         Dividends                                              --             --             --            --
         Sale of Common Stock                                   --             --             --            --
         Issuance of common stock for services                  --             --             --            --
                                                         -----------    -----------    -----------   -----------

 Balance, June 30, 2005                                    1,301,334    $     1,301      4,000,000   $     4,000
                                                         ===========    ===========    ===========   ===========

         Comprehensive income (loss):
         Net loss from operations during the period             --             --             --            --
         Net unrealized gain (loss) on securities, net          --             --             --            --

         Conversion of preferred stock                      (133,333)          (133)          --            --
         Conversion of note principal                           --             --             --            --
         Compensation expense recognized on
        subscription receivable                                 --             --             --            --
         Realize prior period comprehensive losses              --             --             --            --
         Dividends                                              --             --             --            --
                                                         -----------    -----------    -----------   -----------

 Balance, June 30, 2006                                    1,168,001    $     1,168      4,000,000   $     4,000
                                                         ===========    ===========    ===========   ===========

                                  (continued)

                                      F-5B


                             FINANCIALCONTENT, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                                Common Stock                             Additional
                                                          -------------------------    Subscription       Paid-in
                                                            Shares         Amount       Receivable        Capital
                                                         ------------   ------------   ------------    ------------
Balance, June 30, 2004                                      9,455,192   $      9,455   $       --      $ 22,085,359
                                                         ============   ============   ============    ============

         Comprehensive income (loss):

         Net loss from operations during the period              --             --             --              --
         Net unrealized gain (loss) on securities, net           --             --             --              --

         Common Stock issued for future services              600,000            600       (604,200)        603,600
         Compensation expense recognized on
         subscription receivable                                 --             --           83,806            --
         Dividends                                               --             --             --              --
         Sale of Common Stock                                  11,584             12           --             9,988
         Issuance of common stock for services                302,500            303           --           282,829
                                                         ------------   ------------   ------------    ------------


 Balance, June 30, 2005                                    10,369,276   $     10,370   $   (520,394)   $ 22,981,776
                                                         ============   ============   ============    ============

         Comprehensive income (loss):

         Net loss from operations during the period              --             --             --              --
         Net unrealized gain (loss) on securities, net           --             --             --              --
         Conversion of preferred stock                        566,668            566           --              --
         Conversion of note principal                          13,333             13           --             9,987
         Compensation expense recognized on
        subscription receivable                                  --             --          201,400            --
         Realize prior period comprehensive losses               --             --             --              --
         Dividends                                               --             --             --              --
                                                         ------------   ------------   ------------    ------------


 Balance, June 30, 2006                                    10,949,277   $     10,949   $   (318,994)   $ 22,991,763
                                                         ============   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  (continued)

                                      F-6A

                            FINANCIALCONTENT, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                           Accumulated
                                                              Other                          Total
                                                          Comprehensive    Accumulated    Shareholders'   Comprehensive
                                                          Income (loss)      Deficit         Equity       Income (loss)
                                                          ------------    ------------    ------------    ------------
Balance, June 30, 2004                                    $    (67,999)   $(21,478,153)   $    557,236    $ (4,403,785)
                                                          ============    ============    ============    ============

         Comprehensive income (loss):

         Net loss from operations during the period               --          (866,409)       (866,409)       (866,409)
         Net unrealized gain (loss) on securities, net          (2,619)           --            (2,619)         (2,619)

         Common Stock issued for future services                  --              --              --              --
         Compensation expense recognized on
         subscription receivable                                  --              --            83,806            --
         Dividends                                                --           (49,543)        (49,543)        (49,543)
         Sale of Common Stock                                     --              --            10,000            --
         Issuance of common stock for services                    --              --           283,132            --
                                                          ------------    ------------    ------------    ------------


 Balance, June 30, 2005                                   $    (70,618)   $(22,394,105)    $     15,603    $   (918,571)
                                                          ============    ============    ============    ============

         Comprehensive income (loss):

         Net loss from operations during the period               --          (455,397)       (455,397)       (455,397)
         Net unrealized gain (loss) on securities, net         (62,296)           --           (62,296)        (62,296)
         Conversion of preferred stock                            --              --              --              --
         Conversion of note principal                             --              --            10,000            --
         Compensation expense recognized on
        subscription receivable                                   --              --           201,400            --
         Realize prior period comprehensive losses              21,470         (21,470)           --              --
         Dividends                                                --           (49,124)        (49,124)        (49,124)
                                                          ------------    ------------    ------------    ------------


 Balance, June 30, 2006                                   $   (111,444)   $(22,920,096    $   (339,814)   $   (566,817)
                                                          ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                      F-6B

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


                                                                                    2006                 2005
                                                                              -----------------    -----------------
Operating Activities:
     Net loss from operations                                                 $    (455,397)     $     (866,409)

Adjustments to reconcile  net (loss) to net cash provided by (used in) operating activities:
        Depreciation                                                                 36,853              29,555
        Amortization of intangible asset                                            183,825             183,825
        Amortization of financing costs                                              20,348                --
        Amortization of note discount                                               110,148                --
        Allowance for bad debts                                                       1,887               6,312
        Expense recognized in connection with subscription receivable               201,400              83,806
        Issuance of common stock for services                                          --               283,132
        Gain on investments                                                          (1,564)                (96)
        Stock received for services rendered                                        (73,940)             (4,625)
        Change in valuation of warrant liability                                    (93,334)               --
        Change in valuation of derivative liability                                (184,067)               --

Changes in operating assets and liabilities:
     Increase in accounts receivable - trade                                        (53,972)            (38,135)
     (Increase) decrease in deposits                                                (16,287)              1,600
     (Increase) decrease in prepaid expenses                                        (99,874)              1,782
     Increase in income tax payable                                                  (1,600)                  -
     Increase (decrease) in accounts payable                                        (30,627)             47,060
     Decrease in accrued liabilities and expenses                                    (3,327)            (32,901)
     Increase (decrease) in management fees due to related party                    (96,465)             88,708
     Increase (decrease) in payroll and taxes payable                                (1,388)             38,564
     Increase in deferred revenue                                                    13,718               2,771
     Increase (decrease) in accrued interest                                         (6,719)              6,719
                                                                              ---------------    ----------------

        Net cash used in operating activities                                      (550,382)           (168,332)
                                                                              ---------------    ----------------

Investing activities:
     Purchase of property and equipment                                             (35,566)            (27,719)
                                                                              ---------------    ----------------

        Net cash used in investing activities                                       (35,566)            (27,719)
                                                                              ---------------    ----------------

   The accompanying notes are an integral part of these financial statements.

                                   (continued)



                                      F-7A


                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


                                                                                     2006                2005
                                                                               -----------------   -----------------
Financing activities:
     Proceeds from notes payable - related party                                          --             218,100
     Payments on notes payable - related party                                        (218,100)             --
     Proceeds from convertible note                                                  1,000,000              --
     Deferred costs of financing                                                      (153,500)             --
     Proceeds from sale of common stock                                                   --              10,000
     Proceeds from advances from officers                                               89,517           139,200
     Payments on advances from officers                                                (93,084)         (143,250)
     Payment of preferred stock dividend                                               (49,126)          (24,563)
                                                                               ----------------   ---------------

        Net cash provided by financing activities                                     575,707           199,487
                                                                               ----------------   ---------------

        Increase (Decrease) in cash and cash equivalents                              (10,241)            3,436

Cash and cash equivalents, beginning of period                                         14,536            11,100
                                                                               ----------------   ---------------

Cash and cash equivalents, end of period                                       $        4,295     $      14,536
                                                                               ================   ===============


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest                                                               $       49,847     $        --
                                                                               ================   ===============
        Taxes                                                                  $        3,200     $       1,600
                                                                               ================   ===============

Supplemental disclosures of non-cash transactions:
     Write off of accounts payable and accrued expenses                        $        6,561     $      59,098
                                                                               ================   ===============
     Expense recognized in connection with subscription receivable             $      201,400     $      83,806
                                                                               ================   ===============
     Barter transactions for advertising                                       $      184,901     $     130,330
                                                                               ================   ===============
     Issuance of common stock for services                                     $         --       $     283,132
                                                                               ================   ===============
     Financing fees for convertible debt                                       $      153,500     $        --
                                                                               ================   ===============
     Issuance of common stock for convertible note principal                   $       10,000     $        --
                                                                               ================   ===============

   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006

1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business

FinancialContent, Inc., ("FC" or the "Company"), a Delaware corporation (http:// www.financialcontent.com), offers financial-related services through the World Wide Web through its wholly-owned subsidiary, FinancialContent Services, Inc. (www.financialcontent.com). The Company is focused on providing financial content through the Internet. The Company provides financial content such as stock quotes and Dow Jones Industrial average data to various web sites.

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


B.       Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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


H.       Capitalized Computer Software

During the two years ended June 30, 2006 and 2005, no internal software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.


I.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $173,876 for the year ended June 30, 2006, of which $162,828 were paid by barter service transactions. The Company incurred advertising expenses of $138,542 for the year ended June 30, 2005, of which $130,330 were paid by barter service transactions.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006



1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

J.       Marketable Securities and Long-Term Investments

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities issued in 2006 and 2005 due to the Company having net losses in 2006 and 2005.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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


N.       Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.


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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short and long-term investments. Substantially all of the Company's cash, cash equivalents and short and long-term investments are managed by one financial institution.

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $22,171 and $20,284 of accounts receivable as of June 30, 2006 and 2005, respectively.


P.       Fair Value of Financial Instruments

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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


R.       Intangibles

Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties and purchased contracts and deferred financing fees. The difference between the fair market value of the assets acquired and consideration paid is recorded as the intangible value. The Company has estimated that the economic useful life of the purchased contracts to be 5 years and amortization to be on a straight-line basis. Management estimated the useful life based on expected retention of the contracts purchased.


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


U.       Barter Transactions

In 2006,  the  Company  entered  into  barter  agreements  whereby it  delivered
$184,901 of FinancialContent in exchange for advertising credit on the respective web sites. During the year ended June 30, 2006, the Company charged to advertising expense $162,828 as a result of these barter transactions. The Company recognized advertising expense based on the market value of the FinancialContent provided.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

V.       Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management will implement the provisions of SAB 107 and SFAS 123(R) effective July 1, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.



2.       Going Concern Uncertainties
         ---------------------------

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


2.       Going Concern Uncertainties (continued)
         ---------------------------------------

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



3.       Income Taxes
         ------------

The Company incurred $1,600 and $1,600 in state taxes for each of the years ended June 30, 2006 and 2005, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2006 and 2005. The Company incurred net operating losses for these periods.

                                                       2006           2005
                                                   ------------   ------------

Loss from operations before provision
  for income taxes                                     (453,797)      (864,809)
                                                   ============   ============

Income Tax Provision                                       2006           2005
                                                   ------------   ------------
Current:
     Federal                                               --             --
     State                                                1,600          1,600
                                                   ------------   ------------
                                                          1,600          1,600
                                                   ============   ============
Deferred:
     Federal                                               --             --
     State                                                 --             --
                                                   ------------   ------------
                                                           --             --
                                                   ============   ============


Effective Tax Reconciliation                            2006          2005
                                                   ------------   ------------

Federal income tax rate                                35.00%)       (35.00%)
Change in valuation reserve                            30.22%         25.00%
Other                                                   5.13%          8.26%
State and local taxes, net of federal tax benefit      (0.35%)        (0.06%)
                                                   ------------   ------------

                                                       (0.00%)        (1.80%)
                                                   ============   ============

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


3.       Income Taxes (continued)
         ------------------------

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2006 and 2005:

                                                                             Year Ended June 30
                                                 -----------------------------------------------------------------------
                                                                2006                                    2005
                                                 ---------------------------------    ----------------------------------
                                                     Federal            State              Federal              State
                                                 --------------    ---------------    ---------------    ---------------
Deferred income tax assets:
     Net operating loss carryforwards            $   2,861,100     $      721,700     $    2,685,000     $     677,200
     Intangible assets                                 864,500            229,000            903,447           239,148
     Other reserves                                    124,800             33,000            124,759            33,024
     Federal benefit for state taxes                      --                 --                 --                --
     Other                                             185,000             48,800            185,016            48,831
                                                 --------------    ---------------    ---------------    ---------------
         Total deferred tax assets                   4,035,400          1,032,500          3,898,222           998,203
                                                 --------------    ---------------    ---------------    ---------------

Deferred income tax liabilities:
     Nondeductible reserves                           (185,100)           (95,500)          (185,062)          (95,528)
                                                 --------------    ---------------    ---------------    ---------------
         Total deferred tax liabilities               (185,100)           (95,500)          (185,062)          (95,528)
                                                 --------------    ---------------    ---------------    ---------------

Net deferred tax assets before valuation
   allowance                                         3,850,300            937,000          3,713,160           902,675
Valuation allowance                                 (3,850,300)          (937,000)        (3,713,160)         (902,675)
                                                 --------------    ---------------    ---------------    ---------------
         Net deferred tax assets                 $        --       $         --       $         --       $        --
                                                 ==============    ===============    ===============    ===============


Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $8,174,000 and $7,671,000 from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2018.



4.       Investments
         -----------

At June 30, 2006, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                   Gross         Gross          Gross
                                 Amortized     Unrealized    Unrealized    Estimated
                                   Cost          Gain           Loss       Fair Value
                                -----------   -----------   -----------    -----------

Equity securities - public     $    78,566   $      --     $   (64,316)   $    14,250
                               -----------   -----------   -----------    -----------
Total short-term investments        78,566          --         (64,316)        14,250

Corporate equity securities,
privately held                       6,612          --            --            6,612
                               -----------   -----------   -----------    -----------

Total                          $    85,178   $      --     $   (64,316)   $    20,862
                               ===========   ===========   ===========    ===========

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


4.       Investments (continued)
         -----------------------

At June 30, 2005, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                 Gross          Gross          Gross
                                Amortized    Unrealized     Unrealized     Estimated
                                   Cost         Gain           Loss        Fair Value
                               -----------   -----------   -----------    -----------

Equity securities - public     $    14,625   $      --     $   (12,019)   $     2,606
                               -----------   -----------   -----------    -----------

Total short-term investments        14,625          --         (12,019)         2,606

Corporate equity securities,
privately held                       5,048          --            --            5,048
                               -----------   -----------   -----------    -----------

Total                          $    19,673   $      --     $   (12,019)   $     7,654
                               ===========   ===========   ===========    ===========

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.



5.       Stock Option Plan
         -----------------

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

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2006 and 2005, the Company has options exercisable for the Company's common stock granted to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company's common stock on the date of issuance among other factors.

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


5.       Stock Option Plan (continued)
         -----------------------------

In general, granted ISO's expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2005 and 2006 were not a part of a qualified stock option plan. The Board of Directors approved the grants. The exercise price was equal to the fair value of the stock.

Stock options issued as of June 30, 2006 and 2005 are summarized as follows:

                                                   2006                              2005
                                       ------------------------------   --------------------------------

                                                         Weighted                           Weighted
                                                          Average                            Average
                                        Number of        Exercise         Number of         Exercise
                                         Options           Price           Options            Price
                                       ------------    --------------   --------------    --------------

Outstanding at beginning of year        1,000,000      $        1.30         835,000       $       1.30
Granted                                         -      $        1.30         300,000       $       1.30
Exercised                                       -      $           -               -       $          -
Forfeited / Cancelled                    (254,000)     $        1.30        (135,000)      $       1.30
                                       ------------    -------------    --------------    --------------


Outstanding at end of year                746,000      $        1.30       1,000,000       $       1.30
                                       ============    ==============   ==============    ==============

Exercisable at end of year                692,000      $        1.30         467,000       $       1.30
                                       ============    ==============   ==============    ==============


The non-statutory stock options are for periods of ten years.

The following table summarizes information about options outstanding at June 30, 2006:

                                           Weighted
                                          Average              Weighted
                                           Average             Remaining
   Exercise            Number           Exercise Price        Contractual       Number Exercisable
    prices           Outstanding          per Share          Life in Years      as of June 30, 2006
---------------    ----------------    ----------------    ----------------    --------------------
      $1.30               946,000      $           1.30               7.90                 692,000
===============    ================    ================    ================    ====================

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


5.       Stock Option Plan (continued)
         -----------------------------

The following table summarizes information about options outstanding at June 30, 2005:

                                           Weighted
                                          Average              Weighted
                                           Average             Remaining
   Exercise            Number           Exercise Price        Contractual       Number Exercisable
    prices           Outstanding          per Share          Life in Years      as of June 30, 2005
---------------    ----------------    ----------------     ----------------    --------------------
      $1.30               950,000      $           1.30               8.90                 467,000
===============    ================    ================    ================    ====================


The exercise period for the options grants is ten years from the date of the grant, and had various vesting requirements.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal years ended June 30, 2006 and 2005, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended June 30, 2006 and 2005:

                                                                            2006                  2005
                                                                   --------------------    --------------------
Net loss attributable to common shareholder:

     As reported                                                   $         (504,521)     $         (915,952)

     Pro Forma                                                     $         (659,771)     $         (939,956)

Basic & diluted loss per common share As reported:
     Continuing operations (basic & diluted)                       $            (0.05)     $            (0.08)
     Cash dividend (basic & diluted)                               $            (0.00)     $            (0.01)
                                                                   --------------------    --------------------
     Total                                                         $            (0.05)     $            (0.09)
                                                                   ====================    ====================

Pro forma
     Continuing operations (basic & diluted)                       $            (0.06)     $            (0.09)
     Cash dividend (basic & diluted)                               $            (0.00)     $            (0.00)
                                                                   --------------------    --------------------
     Total                                                         $            (0.06)     $            (0.09)
                                                                   ====================    ====================

Shares used in calculation                                                 10,443,157               9,817,254
                                                                   ====================    ====================
Additional shares based on stock option plan                                  691,667                 467,000
                                                                   ====================    ====================
Total pro forma shares                                                     11,134,824              10,284,254
                                                                   ====================    ====================

Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period on 2006 and 2005 grants was ten years, and some options become vested based only upon specific events occurring in the future.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


5.       Stock Option Plan (continued)
         -----------------------------

The fair value of options was estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of the options is $0.69. The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%; expected volatility of 24%; risk-free interest rate of 5.4%, and expected life of 10 years. The Company did not grant any options to employees during the year ended June 30, 2006. The Company granted 300,000 options in the year ended June 30, 2005.

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



6.       Equity Transactions
         -------------------

A.       Issuance of Common Stock

The Company concluded private placement offerings of its stock during 2006 and 2005. The Company also issued common stock to individuals and companies in lieu of cash compensation.


Transactions during the year ended June 30, 2006

In October 2005, an individual converted 100,000 shares of Series B Preferred Stock into 100,000 shares of the Company's common stock.

In May 2006, the holder of a convertible note converted $10,000 of note principal into 13,333 shares of the Company's common stock.

In June 2006, an individual converted 166,667 shares of Series B Preferred Stock into 166,667 shares of the Company's common stock.

In June 2006, an individual converted 166,667 shares of Series B Preferred Stock into 166,667 shares of the Company's common stock.

In June 2006, an individual converted 66,667 shares of Series C Preferred Stock into 66,667 shares of the Company's common stock.

In June 2006, an individual converted 66,666 shares of Series C Preferred Stock into 66,666 shares of the Company's common stock.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.       Equity Transactions (continued)
         -------------------------------

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

In February 2005, the Company issued 600,000 shares of registered common stock, having a market value of $604,200, to an individual in relation to a contract for services to be rendered over the next three years. The Company recorded a Subscription Receivable of $604,200 and recognized $83,806 of consulting expense in connection with this contract. In the year ended June 30, 2006, the Company recognized an additional $201,400 of expense related to this Subscription Receivable.

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


B.       Warrants

As of June 30, 2005, the Company had outstanding warrants convertible into 1,882,000 shares of common stock at exercise prices ranging from $0.75 to $1.30 per share. The unexercised warrants expired in June 2006.

As of June 30, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of June 30, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.       Equity Transactions (continued)

B. Warrants (continued)

As of June 30, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of June 30, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per shares.

As of June 30, 2006, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per shares.

As of June 30, 2006, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per shares.

A summary of the Company's outstanding warrants as of June 30, 2006 and 2005, is presented below:

                                            Shares            Exercise Price
                                        ----------------     ------------------
Outstanding at June 30, 2004                    832,000                  0.75
                                        ----------------     ------------------

Cancelled/expired                              (350,000)                 0.75
Exercised                                          --                    0.00
Issued                                        1,400,000                  1.30
                                        ----------------     ------------------

Outstanding at June 30, 2005                  1,882,000                  0.75

Cancelled/expired                            (1,882,000)                 0.75
Exercised                                          --                    0.00
Issued                                          666,668                  1.13
                                        ----------------     ------------------

Outstanding at June 30, 2006                    666,668      $           1.13
                                        ================     ==================


The fair value of the warrants issued in both years was estimated at the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
weighted-average assumptions:

                                       2006                  2005
                               ----------------------    -------------
Dividend yield                                    0%               0%
Expected volatility                 60.34% - 165.26%              24%
Risk-free interest rate                4.88% - 5.07%             5.4%
Expected life                      4.65 - 4.94 years         10 years


The estimated fair value of the warrant granted in 2005 was $1.09. The estimated fair value of the warrants granted in 2006 ranged from $0.63 to $0.83 per share.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.       Equity Transactions (continued)
         -------------------------------

B. Warrants (continued)

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.       Equity Transactions (continued)
         -------------------------------

D.       Preferred Stock Issuances (continued)

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


Series D

In December 2003, the Company issued 4 million shares as Preferred Stock, Series D ("Series D"). Series D has voting rights on a one-for-one basis with all other Series of Preferred Stock, and it has a one-for-ten voting rights with common stock. Series D has no conversion rights and does not trade and, therefore, has no marketable value. The Chairman of the Company was issued 3 million shares of Series D, and the Chief Executive Officer was issued 1 million shares of Series D.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


6.       Equity Transactions (continued)
         -------------------------------

D.       Preferred Stock Issuances (continued)

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



7.       Convertible Note Payable

On February 13, 2006, the Company completed a private placement of a secured convertible debenture and warrants to an institutional investor, generating total gross proceeds of $1 million. The proceeds were received by the Company in three traunches; $350,000 on February 13, 2006, $350,000 on March 31, 2006, and $300,000 on June 9, 2006 and after the Company's registration statement on Form SB2 being declared effective on April 26, 2006. The debenture is secured by all of the Company's assets. The convertible debenture is convertible into the Company's common stock at $0.75 per share, subject to certain reset provisions. The conversion price is reset if the 10-day average closing bid price of the Company's stock is less than $0.75 per share within the 30 day period immediately following the registration statement being declared effective. The holder may reset the conversion price to 25% below such average price and again every four months thereafter should the price fall below $0.75 per share. The debenture, which bears an interest rate of 9%, matures two years from date of issuance. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the debenture is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the debenture is convertible at an exercise price of $1.25 per share. Said warrants have a five
(5) year term, the shares issuable thereunder are registrable, and have cashless exercise rights which expire upon said registration statement being declared effective.

In connection with the financing, the Company incurred finder's fee and legal costs. The issuance costs related to the convertible debenture as of June 30, 2006 totaled $82,000 in cash, and are being capitalized and amortized over the life of the debt. The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

                                                    Dividend     Expected                        Exercise
  Warrant         Volatility      Discount Rate      Yield         Life           Value           Price
-------------    -------------    --------------    ---------    ----------    ------------    -------------
Traunch 1,
February 21, 2006
Warrant A            165.26%              4.88%            0          4.65     $   52,500      $      1.00
Warrant B            165.26%              4.88%            0          4.65     $   52,500      $      1.25

Traunch 2,
April 11, 2006
Warrant A             70.40%              4.90%            0          4.78     $   26,833      $      1.00
Warrant B             70.40%              4.90%            0          4.78     $   23,333      $      1.25

Traunch 3,
June 9, 2006
Warrant A             60.34%              5.07%            0          4.94     $   22,167      $      1.00
Warrant B             60.34%              5.07%            0          4.94     $   19,833      $      1.25

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.       Convertible Note Payable (continued)
         ------------------------------------

The Company allocated the $1,000,000 in gross proceeds between the convertible debenture and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and will be amortized to expense over the life of the debt. Convertible debentures consist of the following at June 30, 2006:

9% convertible subordinated debenture, due in 2008, convertible into shares of common stock at any time prior to maturity.
Interest is payable monthly, and principal is due at maturity.

                                                                   $     1,000,000

Less:  Discount being accreted                                          (1,000,000)
                                                                   ------------------
     Net value of note                                                           -

Less:  Principal converted into common stock                               (10,000)
Plus:  Current period accretion of discount                                110,148
                                                                   ------------------
     Total carrying value of convertible debt at June 30, 2006     $       100,148
                                                                   ==================


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

There is a prepayment upon an event of default clause. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying debenture. At issuance of the debentures (February 21, 2006, April 11, 2006, and June 9, 2006), the debt features had an estimated initial value of $0 due to a discount to the debenture and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.

The February 21, 2006, April 11, 2006 and June 9, 2006 debentures will be treated as derivative liabilities until all such provisions are settled.

The following table summarizes the charges to interest, amortization and other expense, net for the year ended June 30, 2006:

Interest expense on debt                       $       20,532
Accretion of debt discount                     $      110,148
Amortization of deferred financing cost        $       20,348

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture

The debentures accrue interest at a rate of 9% per annum, with principal and interest due two years from the issuance date on each of the debentures (the "maturity date"). The debenture holder may convert all or any portion of the principal and accrued interest on the debentures at any time and from time to time into common stock of the Company at a conversion price of $0.75 per share, subject to certain adjustments.

The Conversion Price shall be subject to adjustment from time to time as follows: (i) Adjustments for stock splits. If the Company shall at any time or from time to time after the Issuance Date, combine the outstanding shares of common stock, the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased; (ii) Adjustments for certain dividends and distributions. In each such event, the applicable Conversion Price in effect immediately prior to such event shall be decreased as of the time of such issuance or, in the event such record date shall have been fixed, as of the close of business on such record date, by multiplying, the applicable Conversion Price then in effect by a fraction: (1) the numerator of which shall be the total number of shares of common stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date; and
(2) the denominator of which shall be the total number of shares of common stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of common stock issuable in payment of such dividend or distribution; (iii) Adjustment for other dividends and distributions. In each such event, an appropriate revision to the applicable Conversion Price shall be made and provision shall be made (by adjustments of the Conversion Price or otherwise) so that the holders of this debenture shall receive upon conversions thereof, in addition to the number of shares of common stock receivable thereon, the number of securities of the Company which they would have received had this debenture been converted into common stock on the date of such event and had thereafter, during the period from the date of such event to and including the Conversion Date, retained such securities (together with any distributions payable thereon during such period), giving application to all adjustments called for during such period with respect to the rights of the holders of this debenture and the other debentures; (iv) Adjustments for reclassification, exchange or substitution. In each such event, an appropriate revision to the Conversion Price shall be made and provisions shall be made (by adjustments of the Conversion Price or otherwise) so that the holder shall have the right thereafter to convert this debenture into the kind and amount of shares of stock and other securities receivable upon reclassification, exchange, substitution or other change, by holders of the number of shares of common stock into which such debenture might have been converted immediately prior to such reclassification, exchange, substitution or other change, all subject to further adjustment as provided herein; (v) Adjustments for reorganization, merger, consolidation or sales of assets. In such event, (A) if the surviving entity in any such change is a public company that is registered pursuant to the Securities Exchange Act of 1934, as amended, and its common stock is listed or quoted on a national exchange or the OTC Bulletin Board, an appropriate revision to the Conversion Price shall be made and provision shall be made (by adjustments of the Conversion Price or otherwise) so that the holder shall have the right thereafter to convert such debenture into the kind and amount of shares of stock and other securities or property of the Company or any successor corporation resulting from Organic Change, and (B) if the surviving entity in any such Change is not a public company that is registered pursuant to the Securities Exchange Act of 1934, as amended, or its common stock is not listed or quoted on a national exchange or the OTC Bulletin Board, the holder shall have the right to demand prepayment;
(vi) Adjustments for issuance of additional shares of common stock. In each such event, the Company shall, at any time, from time to time, issue or sell any shares of additional shares of common stock at a price per share less than the Conversion Price then in effect or without consideration, then the

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)

Conversion Price upon each such issuance shall be adjusted to that price (rounded to the nearest cent) determined by multiplying each of the Conversion Price then in effect by a fraction: (A) the numerator of which shall be equal to the sum of (x) the number of shares of common stock outstanding immediately prior to the issuance of such Additional Shares of common stock plus (y) the number of shares of common stock (rounded to the nearest whole share) which the aggregate consideration for the total number of such Additional Shares of common stock so issued would purchase at a price per share equal to the Conversion Price then in effect, and (B) the denominator of which shall be equal to the number of shares of common stock outstanding immediately after the issuance of such Additional Shares of common stock; (vii) Issuance of common stock Equivalents. If the Company shall issue any securities convertible into or exchangeable for, directly or indirectly, common stock ("Convertible Securities") shall be issued or sold and the aggregate of the price per share for which Additional Shares of common stock may be issuable thereafter pursuant to such common stock Equivalent, plus the consideration received by the Company for issuance of such common stock Equivalent divided by the number of shares of common stock issuable pursuant to such common stock Equivalent (the "Aggregate Per Common Share Price") shall be less than the applicable Conversion Price then in effect, or if, after any such issuance of common stock Equivalents, the price per share for which Additional Shares of common stock may be issuable thereafter is amended or adjusted, and such price as so amended shall make the Aggregate Per Share Common Price be less than the applicable Conversion Price in effect at the time of such amendment or adjustment, then the applicable Conversion Price upon each such issuance or amendment shall be adjusted as provided in the first sentence of subsection (vi) above; (viii) Consideration for Stock. In case any shares of common stock or any common stock Equivalents shall be issued or sold:
(1) in connection with any merger or consolidation in which the Company is the surviving corporation (other than any consolidation or merger in which the previously outstanding shares of common stock of the Company shall be changed to or exchanged for the stock or other securities of another corporation), the amount of consideration therefor shall be, deemed to be the fair value, as determined reasonably and in good faith by the Board of Directors of the Company, of such portion of the assets and business of the non-surviving corporation as such Board may determine to be attributable to such shares of common stock, Convertible Securities, rights or warrants or options, as the case may be; or (2) in the event of any consolidation or merger of the Company in which the Company is not the surviving corporation or in which the previously outstanding shares of common stock of the Company shall be changed into or exchanged for the stock or other securities of another corporation, or in the event of any sale of all or substantially all of the assets of the Company for stock or other securities of any corporation, the Company shall be deemed to have issued a number of shares of its common stock for stock or securities or other property of the other corporation computed on the basis of the actual exchange ratio on which the transaction was predicated, and for a consideration equal to the fair market value on the date of such transaction of all such stock or securities or other property of the other corporation. If any such calculation results in adjustment of the applicable Conversion Price, or the number of shares of common stock issuable upon conversion of the debentures, the determination of the applicable Conversion Price or the number of shares of common stock issuable upon conversion of the debentures immediately prior to such merger, consolidation or sale, shall be made after giving effect to such adjustment of the number of shares of common stock issuable upon conversion of the debentures. In the event common stock is issued with other shares or securities or other assets of the Company for consideration which covers both, the consideration computed as provided herein shall be allocated among such securities and assets as determined in good faith by the Board of Directors of the Company.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)

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

The occurrence of any of the following events shall be an "Event of Default" under the debenture: (a) the Company shall fail to make any principal or interest payments on the date such payments are due and such default is not fully cured within three (3) business days after the occurrence thereof; or (b) the failure of the Registration Statement to be declared effective by the Securities and Exchange Commission on or prior to the date which is two hundred ten (210) days after the Issuance Date; or (c) the suspension from listing, without subsequent listing on any one of, or the failure of the common stock to be listed on at least one of the OTC Bulletin Board, the American Stock Exchange, the NASDAQ National Market, the NASDAQ SmallCap Market or The New York Stock Exchange, Inc. for a period of seven (7) consecutive Trading Days; or (d) the Company's notice to the holder, including by way of public announcement, at any time, of its inability to comply or its intention not to comply with proper requests for conversion of this debenture into shares of common stock; or (e) the Company shall fail to (i) timely deliver the shares of common stock upon conversion of the debenture or any interest accrued and unpaid, (ii) file the Registration Statement in accordance with the terms of the Registration Rights Agreement or (iii) make the payment of any fees and/or liquidated damages under this debenture, the Purchase Agreement or the Registration Rights Agreement, which failure in the case of items (i) and (iii) of this Section 2.1(e) is not remedied within four (4) business days after the incurrence thereof and, solely with respect to item (iii) above, after the holder delivers written notice to the Company of the incurrence thereof; or (f) while the Registration Statement is required to be maintained effective pursuant to the terms of the Registration Rights Agreement, the effectiveness of the Registration Statement lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to the holder for sale of the Registrable Securities (as defined in the Registration Rights Agreement) in accordance with the terms of the Registration Rights Agreement, and such lapse or unavailability continues for a period of ten (10) consecutive Trading Days, provided that the Company has not exercised its rights pursuant to Section 3(n) of the Registration Rights Agreement; or (g) default shall be made in the performance or observance of (i) any material covenant, condition or agreement contained in this debenture (other than as set forth in clause (f) of this Section 2.1) and such default is not fully cured within five (5) business days after the holder delivers written notice to the Company of the occurrence thereof or (ii) any material covenant, condition or agreement contained in the Purchase Agreement, the other debentures,

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)

the Registration Rights Agreement or any other Transaction Document which is not covered by any other provisions of this Section 2.1 and such default is not fully cured within five (5) business days after the holder delivers written notice to the Company of the occurrence thereof; or (h) any material representation or warranty made by the Company herein or in the Purchase Agreement, the Registration Rights Agreement, the other debentures or any other Transaction Document shall prove to have been false or incorrect or breached in a material respect on the date as of which made and the holder delivers written notice to the Company of the occurrence thereof; or (i) the Company shall (A) default in any payment of any amount or amounts of principal of or interest on any Indebtedness (other than the Indebtedness hereunder) the aggregate principal amount of which Indebtedness is in excess of $100,000 or (B) default in the observance or performance of any other agreement or condition relating to any Indebtedness or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders or beneficiary or beneficiaries of such Indebtedness to cause with the giving of notice if required, such Indebtedness to become due prior to its stated maturity; or (j) the Company shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property or assets, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the United States Bankruptcy Code (as now or hereafter in effect) or under the comparable laws of any jurisdiction (foreign or domestic), (iv) file a petition seeking to take advantage of any bankruptcy, insolvency, moratorium, reorganization or other similar law affecting the enforcement of creditors' rights generally, (v) acquiesce in writing to any petition filed against it in an involuntary case under United States Bankruptcy Code (as now or hereafter in effect) or under the comparable laws of any jurisdiction (foreign or domestic), (vi) issue a notice of bankruptcy or winding down of its operations or issue a press release regarding same, or (vii) take any action under the laws of any jurisdiction (foreign or domestic) analogous to any of the foregoing; or (k) a proceeding or case shall be commenced in respect of the Company, without its application or consent, in any court of competent jurisdiction, seeking (i) the liquidation, reorganization, moratorium, dissolution, winding up, or composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of it or of all or any substantial part of its assets in connection with the liquidation or dissolution of the Company or (iii) similar relief in respect of it under any law providing for the relief of debtors, and such proceeding or case described in clause (i), (ii) or (iii) shall continue undismissed, or unstayed and in effect, for a period of thirty (30) days or any order for relief shall be entered in an involuntary case under United States Bankruptcy Code (as now or hereafter in effect) or under the comparable laws of any jurisdiction (foreign or domestic) against the Company or action under the laws of any jurisdiction (foreign or domestic) analogous to any of the foregoing shall be taken with respect to the Company and shall continue undismissed, or unstayed and in effect for a period of thirty (30) days; or (l) the failure of the Company to instruct its transfer agent to remove any legends from shares of common stock eligible to be sold under Rule 144 of the Securities Act and issue such unlegended certificates to the holder within five (5) business days of the holder's request so long as the holder has provided reasonable assurances to the Company that such shares of common stock can be sold pursuant to Rule 144; or (m) the failure of the Company to pay any amounts due to the holder herein or any other Transaction Document within five (5) business days of the date such payments are due and such default is not fully cured within two (2) business days after the holder delivers written notice to the Company of the occurrence thereof; or (n) the occurrence of an Event of Default under the other debentures.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


7.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)

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



8.       Related Party Transactions
         --------------------------

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

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


8.       Related Party Transactions (continued)
         --------------------------------------

A.       Asia Pacific Ventures (continued)

During the year ended June 30, 2005, APV advanced $218,100 to the Company and the Company repaid all advances and accumulated interest to APV during the year ended June 30, 2006.


B.       Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

The Company has received advances from Wilfred Shaw, and these advances bear an interest rate of 12% per annum.

During the year ended June 30, 2005, Wilfred Shaw advanced $68,250 to the Company, and the Company repaid all advances to Wilfred Shaw. As of June 30, 2005, Wilfred Shaw was owed $330 in interest related to these advances.

During the year ended June 30, 2006, Wilfred Shaw advanced $30,000 to the Company, and the Company repaid all advances to Wilfred Shaw.

In July 2004, the Company issued a warrant convertible into 1,400,000 shares of its common stock at an exercise price of $1.30 to Wilfred Shaw. The unexercised warrant expired on June 30, 2006. Pursuant to APB 21 and FIN 46, the Company recorded no compensation expense as a result of this grant.


C.       Wing Yu

The following transactions took place between the Company and Wing Yu, the CEO and current member on the Company's Board of Directors:

The Company has received advances from Wing Yu, and these advances bear no interest.

During the year ended June 30, 2005, Wing Yu advanced $70,950 to the Company. As of June 30, 2005, Wing Yu was owed $4,184. Additionally, as of June 30, 2005, the Company's Accounts Payable included $29,722 of expense reimbursements due to Mr. Yu.

During the year ended June 30, 2006, Wing Yu advanced $59,500 to the Company. As of June 30, 2006, Wing Yu was owed $617.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


8.       Related Party Transactions (continued)
         --------------------------------------

D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company as the Company's Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2005, SharpManagement was due $124,892. On March 30, 2006, the Company paid SharpManagement $213,500 for unpaid fees due through March 31, 2006. As of June 30, 2006, SharpManagement was owed $28,427.


E.       Warrants

In June 2004, the Company issued a warrant convertible into 382,000 shares of its common stock at an exercise price of $0.75 to a member of the Board of Directors. The unexercised warrant expired in June 2006. The Company recorded compensation expense of $286,500 as a result of this grant.



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


B.       Operating Leases

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. The Company continued to lease the facility under extensions of the original agreement through August 19, 2006. On August 19, 2006, the Company entered into a new commercial lease agreement to rent 4,809 square feet of office space at 101 Lincoln Centre Drive, Suite 410, San Mateo, California, 94404. The term of the lease is for 51 months. During the first year rent is $11,061 per month which increases to $12,071 in the last year of the term. All operations including system development, control and maintenance were performed at this facility.

                             FINANCIALCONTENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


9.       Commitments and Contingencies (continued)
         -----------------------------------------

B.       Operating Leases (continued)

In December 2003, the Company leased office space in New York City under a short-term lease that expired on December 31, 2005, which thereafter converted to a month to month tenancy. Effective February 28, 2006, the Company terminated the lease, and entered into a new lease for office space in White Plains, New York with an initial three month term. On April 10, 2006, the Company negotiated for a larger space and increased the term which will now expire on April 30, 2007. The monthly rent is $1,897.25, not inclusive of utilities and other fees.

On March 1, 2005 the Company signed a 13-month lease, terminable at-will on 30-day written notice, for an office space in Shanghai, China for which the Company paid $85 per month plus overhead charges. The Company suspended the lease effective March 30, 2006.

For the years ended June 30, 2006 and 2005, total rent expense was $69,457 and $61,293, respectively.

Future minimum obligations under operating leases are as follows:

            Year ended June 30,                 Total
            ------------------------------ ----------------
            2007                                   152,105
            2008                                   137,105
            2009                                   141,144
            2010                                   144,847
            2011                                    24,141
            Thereafter                                   -
                                           ----------------
                                                   599,342
                                           ================



10.      Subsequent Events
         -----------------

None.