Form 10QSB
period 2006-09-30
FINANCIALCONTENT INC
filed 2006-11-14
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2006

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

           101 Lincoln Centre Drive, Suite 410, Foster City, CA 94080
        ----------------------------------------------------- ----------
               (Address of Principal Executive Offices) (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

                             FINANCIALCONTENT, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006



                                 C O N T E N T S


--------------------------------------------------------------------------------





        Consolidated Balance Sheets                                       1 - 2

        Consolidated Statements of Operations and Comprehensive Loss          3

        Consolidated Statements of Cash Flows                             4 - 5

        Notes to Consolidated Financial Statements                       6 - 26


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2006 AND JUNE 30, 2006

                                   ASSETS
                                   ------                                       September 30,       June 30,
                                                                                    2006             2006
                                                                                -------------    -------------
Current Assets:                                                                   (unaudited)       (audited)

     Cash and cash equivalents                                                  $      15,106    $       4,295
     Short-term investments in marketable securities                                    5,191           14,250
     Accounts receivable - trade (net of reserve for doubtful
         accounts of $34,720 and $22,171, respectively)                               345,489          167,160
     Prepaid expenses                                                                  68,148          105,473
     Deposits                                                                          23,232           23,232
                                                                                -------------    -------------

         Total Current Assets                                                         457,166          314,410
                                                                                -------------    -------------

Property and Equipment :
     Office furniture                                                                  18,806           15,806
     Equipment                                                                        220,760          204,006
     Software                                                                           5,992            5,992
                                                                                -------------    -------------

         Property and Equipment, cost                                                 245,558          225,804

     Accumulated depreciation                                                        (179,566)        (169,151)
                                                                                -------------    -------------

         Property and Equipment, net                                                   65,992           56,653
                                                                                -------------    -------------

Other Assets:
     Long-term investments                                                              6,612            6,612
     Deferred financing fees (net of amortization of $39,535
         and $20,348, respectively)                                                   113,965          133,152
     Purchased contracts - CNET (net of amortization
         of $717,453 and $671,496, respectively)                                      321,693          367,650
                                                                                -------------    -------------

         Total Other Assets                                                           442,270          507,414
                                                                                -------------    -------------

            Total Assets                                                        $     965,428    $     878,477
                                                                                =============    =============


                 See accompanying notes to financial statements


                                                              (continued)


                                                        FINANCIALCONTENT, INC
                                                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                              AS OF SEPTEMBER 30, 2006 AND JUNE 30, 2006



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                September 30,       June 30,
                                                                                    2006              2006
                                                                                -------------    -------------
Current Liabilities:                                                             (unaudited)       (audited)
     Accounts payable                                                           $     145,903    $     117,449
     Management fees due to related party                                              14,827           28,427
     Payroll and taxes payable                                                         40,580           37,189
     Other accrued expenses                                                             9,218            9,431
     Deferred revenue                                                                 111,358           46,095
     Note payable - related parties                                                    15,913              617
     Convertible notes payable                                                        970,000          990,000
     Unamortized discount on convertible notes                                       (766,102)        (889,852)
     Accrued interest on convertible notes payable                                      5,025             --
     Warrant liability                                                                122,333          197,167
     Derivative liability                                                             294,070          525,432
     Liabilities of discontinued operations                                           117,509          117,509
     Dividend payable                                                                  51,108           38,827
                                                                                -------------    -------------

        Total Current Liabilities                                                   1,131,742        1,218,291
                                                                                -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A, $0.001 par value; 2,239,910
           shares issued and outstanding                                                2,240            2,240
        Preferred stock Series B, $0.001 par value; 600,000
           shares issued and outstanding, respectively                                    600              600
        Preferred stock Series C, $0.001 par value; 1,168,001
           shares issued and outstanding                                                1,168            1,168
        Preferred stock Series D, $0.001 par value; 4,000,000
           shares issued and outstanding                                                4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares authorized;
        10,949,277 issued and outstanding, respectively                                10,949           10,949
     Additional paid-in-capital                                                    22,761,932       22,672,769
     Accumulated other comprehensive loss                                             (58,206)        (111,444)
     Accumulated deficit                                                          (22,888,997)     (22,920,096)
                                                                                -------------    -------------

        Total Stockholders' Equity                                                   (166,314)        (339,814)
                                                                                -------------    -------------

           Total Liabilities and Stockholders' Equity                           $     965,428    $     878,477
                                                                                =============    =============



                 See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                                  2006           2005
                                                                             ------------    ------------
Revenues:                                                                     (unaudited)     (unaudited)
      Net revenues                                                           $    640,562    $    360,411
      Barter revenues (non-cash)                                                   41,132          61,295
                                                                             ------------    ------------
         Total revenues                                                           681,694         421,706

Costs of revenues (depreciation expense
      is not included in cost of revenues)                                        (89,458)        (79,975)


Operating Expenses:
      Business development                                                          2,703           5,414
      General and administrative                                                  514,744         364,197
      Bad debt                                                                     12,550           3,888
      Advertising expense - barter (non-cash)                                      38,132          35,592
      Amortization and depreciation                                                56,369          54,312
                                                                             ------------    ------------
         Total Operating Expenses                                                 624,498         463,403
                                                                             ------------    ------------

         Loss from Operations                                                     (32,262)       (121,672)
                                                                             ------------    ------------

Other Income (Expense):
      Other income                                                                    806            --
      Amortization of deferred financing costs                                    (19,187)           --
      Gain on change in warrant liability                                          74,834            --
      Gain on change in derivative liability                                      231,362            --
      Amortization of note discount                                              (123,750)           --
      Interest expense                                                            (26,125)         (6,542)
                                                                             ------------    ------------

         Total Other Income(Expense)                                              137,940          (6,542)
                                                                             ------------    ------------

      Net income (loss) before taxes                                              105,678        (128,214)

         Provision for income tax                                                    --              (400)
                                                                             ------------    ------------

      Net income (loss) from operations                                           105,678        (128,614)

         Preferred stock dividend                                                 (12,281)        (12,281)
                                                                             ------------    ------------

            Net income (loss) attributable to common stockholders                  93,397        (140,895)
                                                                             ------------    ------------

Other comprehensive income:
      Unrealized gain/(loss) on securities                                         (9,058)          1,374
                                                                             ------------    ------------

Comprehensive Income (Loss)                                                  $     84,339    $   (139,521)
                                                                             ============    ============


Net income (loss) per share from continuing operations (basic and diluted)           0.01           (0.01)
                                                                             ============    ============

Shares used in per share calculation (basic and diluted)                       10,949,277      10,369,276
                                                                             ============    ============


                 See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                                             2006              2005
                                                                        -------------    -------------
Operating Activities:                                                    (unaudited)      (unaudited)
     Net loss from operations                                           $     105,678    $    (128,614)

Adjustments to reconcile  net (loss) to net cash provided by
  (used in) operating activities:
        Depreciation                                                           10,413            8,356
        Amortization of intangible asset                                       45,957           45,957
        Amortization of financing costs                                        19,187             --
        Amortization of note discount                                         123,750
        Increase (decrease) in allowance for bad debts                         12,549           (2,948)
        Expense recognized in connection with subscription receivable          50,350           50,350
        Expense recognized for employee stock option plan                      38,813             --
        Decrease in valuation of warrant liability                            (74,834)            --
        Decrease in valuation of derivative liability                        (231,362)            --

Changes in operating assets and liabilities:
     Increase in accounts receivable - trade                                 (190,878)         (84,009)
     Increase in deposits                                                        --               (226)
     (Increase) decrease in prepaid expenses                                   37,325           (5,325)
     Increase in income tax payable                                              --                400
     Increase in accounts payable                                              28,455           42,318
     Decrease in accrued liabilities and expenses                                (213)          (4,621)
     Increase (decrease) in management fees due to related party              (13,600)          29,900
     Increase (decrease) in payroll and taxes payable                           3,391          (21,410)
     Increase in deferred revenue                                              65,263           53,347
     Increase in accrued interest                                                --              6,543
     Increase in accrued convertible interest                                   5,025             --
                                                                        -------------    -------------

        Net cash provided by (used in) operating activities                    35,269           (9,982)
                                                                        -------------    -------------

Investing activities:
     Purchase of property and equipment                                       (19,754)          (4,806)
                                                                        -------------    -------------

        Net cash used in investing activities                                 (19,754)          (4,806)
                                                                        -------------    -------------

                                                              (continued)

                 See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                          2006             2005
                                                                     -------------    -------------
Financing activities:                                                 (unaudited)      (unaudited)

     Proceeds from advances from officers                                   15,296           25,500
     Payments on convertible note                                          (20,000)            --
                                                                     -------------    -------------

        Net cash (used in) provided by financing activities                 (4,704)          25,500
                                                                     -------------    -------------

        Increase in cash and cash equivalents                               10,811           10,712

Cash and cash equivalents, beginning of period                               4,295           14,536
                                                                     -------------    -------------

Cash and cash equivalents, end of period                             $      15,106    $      25,248
                                                                     =============    =============


Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                     $      11,725    $        --
                                                                     =============    =============
        Taxes                                                        $        --      $        --
                                                                     =============    =============

Supplemental disclosures of non-cash transactions:
     Expense recognized in connection with employee option plan      $      38,813    $        --
                                                                     =============    =============
     Expense recognized in connection with subscription receivable   $      50,350    $      50,350
                                                                     =============    =============
     Barter transactions for advertising expense                     $      38,132    $      35,592
                                                                     =============    =============

                 See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business
        -------------------------------

FinancialContent, Inc., ("FC" or the "Company"), a Delaware corporation (www.financialcontent.com), offers financial-related services on the World Wide Web, through its wholly-owned subsidiary, FinancialContent Services, Inc. The Company provides stock market data, business news, and online content syndication services.

The Company aggregates stock market data, financial-related news and editorial content in audio, video and text formats for integration into any platform. By partnering with leading content providers, FinancialContent delivers the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. FinancialContent's platform is optimized to support the content management needs of large companies as well as their content-related advertising and syndication initiatives. The mission of FinancialContent is to provide content solutions with the industry's best user experience and highest return on investment for its clients.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

The Company also earns advertising revenue from its online business podcast directory that generates online advertising revenue. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue which the Company will then record as revenue when the content is delivered to the customer.

The Company also earns revenue from the development and management of websites for third parties. Fees are recorded based upon completion of services as contractually agreed.


F.       Advertising Costs
         -----------------

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $48,006 for the period ended September 30, 2006, $38,132 of which were paid by barter service transactions. The Company incurred advertising expenses of $38,397 for the three months ended September 30, 2005, $35,592 of which were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the periods ended September 30, 2006, due to the average market price of the stock share price during quarter end September 30, 2006 of $0.42 being less than the following options and warrants:

Employee Stock Option:                       $0.69 per share
Convertible Note Option:                     $0.75 per share
Convertible Note Warrant A:                  $1.00 per share
Convertible Note Warrant B:                  $1.25 per share

Additionally, for the quarter ending September 30, 2005 the Company accounted for its stock-based compensation plan based on Accounting Principles Board APB Opinion No. 25. As such, compensation expense for employee stock option and warrant grants would have been recorded on the date of grant only if current market price of the underlying stock exceeded the exercise price. Furthermore, there was no outstanding convertible debt for the 3 month period ending September 30, 2005.


I.       Segments of an Enterprise and Related Information
         -------------------------------------------------

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

                                     Three months ending
                                        September 30,
                                 ---------------------------
                                     2006           2005
                                 ------------   ------------
Financial content and hosting    $    495,141   $    360,411
Advertising (non-barter)               70,421           --
Advertising (barter)                   41,132         61,295
Web development and management         75,000           --
                                 ------------   ------------
Total                            $    681,694   $    421,706
                                 ============   ============

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $34,720 and $22,171 of accounts receivable as of September 30, 2006 and June 30, 2006, respectively.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of September 30, 2006, the estimated fair value of the Company's derivative liability was $294,070, as well as a warrant liability of $122,333. The estimated fair value of the debt features was determined using the Black-Scholes pricing method. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 654 day period), risk-free interest rate (4.88%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at September 29, 2006, the Company used the closing price of $0.36 and the respective conversion and exercise prices for the warrants.


P.       Stock-Based Compensation
         ------------------------

The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R under the modified prospective method, which requires the application of SFAS 123R in fiscal 2007 to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of July 1, 2006, shall be recognized as the remaining services are rendered.

                           FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


1.       Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

Q.       Recent Accounting Pronouncements
         --------------------------------

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that the Statement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements

In  September  2006,  the SEC staff issued  Staff  Accounting  Bulletin No. 108,
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending December 31, 2006. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.


R.       Reclassifications
         -----------------

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

2.       Equity Transactions
         -------------------

A.       Issuance of Common Stock
         ------------------------

Transactions during the three months ended September 30, 2006

None


Transactions during the three months ended September 30, 2005

None


B.       Warrants
         --------

As of September 30, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of September 30, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

As of September 30, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of September 30, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per shares.

As of September 30, 2006, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per shares.

As of September 30, 2006, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per shares.

                           FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances
         -------------------------

As of September 30, 2006, the Company has the following classes of preferred stock issued and outstanding:

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

In 2006, individuals converted 433,334 shares of Series B into 433,334 shares of common stock.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

In 2006, individuals converted 133,334 shares of Series C into 133,334 shares of common stock.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

In connection with the financing, the Company incurred finder's fee and legal costs. The issuance costs related to the convertible debenture as of September 30, 2006 totaled $82,000 in cash, and are being capitalized and amortized over the life of the debt. The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

  Warrant         Volatility      Discount Rate     Dividend     Expected         Value          Exercise
                                                     Yield         Life                           Price
-------------    -------------    --------------    ---------    ----------    ------------    -------------
Traunch 1, February 21, 2006
Warrant A            165.26%              4.88%            0          4.39     $   37,333      $      1.00
Warrant B            165.26%              4.88%            0          4.39     $   36,167      $      1.25

Traunch 2,  April 11, 2006
Warrant A             70.40%              4.90%            0          4.53     $   15,167      $      1.00
Warrant B             70.40%              4.90%            0          4.53     $   12,833      $      1.25

Traunch 3, June 9, 2006
Warrant A             60.34%              5.07%            0          4.69     $   10,000      $      1.00
Warrant B             60.34%              5.07%            0          4.69     $    9,000      $      1.25

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

The Company allocated the $1,000,000 in gross proceeds between the convertible debenture and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and will be amortized to expense over the life of the debt. Convertible debentures consist of the following at September 30, 2006:

9% convertible subordinated debenture, due in 2008, convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.

                                                                          $   1,000,000

Less:  Discount being accreted                                               (1,000,000)
                                                                          ---------------
     Net value of note                                                                -

Less:  Principal converted into common stock                                    (10,000)
Less:  Principal repayment                                                      (20,000)
Plus:  Prior year accretion of discount                                         110,148
Plus:  Current period accretion of discount                                     123,750
                                                                          ---------------
     Total carrying value of convertible debt at September  30, 2006      $     203,898
                                                                          ===============


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

The February 21, 2006, April 11, 2006 and June 9, 2006 debentures will be treated as derivative liabilities until all such provisions are settled.

The following table summarizes the charges to interest, amortization and other expense, net for the three months ended September 30, 2006:

Interest expense on debt                       $       26,125
Accretion of debt discount                     $      123,750
Amortization of deferred financing cost        $       19,187

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture
--------------------------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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


Common Stock Issuable Upon Conversion
-------------------------------------

If the aggregate principal amount and accrued interest owing under the debentures is converted, without adjustment, the Company will issue 1,333,333 shares. In 2006, the holder converted $10,000 of the debt to equity. Beginning on September 1, 2006 and continuing through December 31, 2006, the Company agreed to make principal payments of $24,000 per month on the note, inclusive of a monthly redemption fee. In return, the holder has agreed to waive its right to adjust its conversion price on the note for the remainder of 2006.



4.       Stock-Based Compensation
         ------------------------

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R under the modified prospective method, which requires the application of SFAS 123R in 2006 to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of July 1, 2006, shall be recognized as the remaining services are rendered.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


4.       Stock-Based Compensation (continued)
         ------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after December 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on July 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in cost of processing and services expense and selling, general and administrative expense in the condensed consolidated statement of income on a straight line basis over the vesting period.

The Company's stock-based compensation primarily consists of the following:

         o In January 2002, the Board of Directors of the Company approved the Employee and Officer Incentive and Recognition Plan. The Plan is not a qualified stock option plan and authorizes the Plans compensation committee to make outright grants of the restricted stock to employees and officers of the Company. Under the Plan, no one employee or officer may receive more than 20% of the shares authorized under the plan.

         o In June 2004, the Board of Directors of the Company approved an Employee Stock Option Plan as well as grants to the Company's employees. In general, granted options expire three months after the employee's termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2004 were not a part of a qualified stock option plan. However, the Board of Directors intends to bring the Plan before the shareholders of the Company for their approval in order to qualify the Plan under Section 402 of the Internal Revenue Code. The exercise price was equal to the fair value of the stock.

         o In October 2004, the Board of Directors of the Company approved the 2004-2 Stock Compensation Plan. According to the terms of the 2004-2 Compensation Plan, the Company may issue up to 500,000 shares of its common stock to consultants or employees. As of September 30, 2006, all shares authorized by this Plan had been issued.

         o In January 2005, the Company cancelled a stock certificate representing 45,000 shares of its common stock issued to a former employee pursuant to the Company's 2002 Employee and Officer Retention and Recognition Plan. Concurrently, the Company caused a new certificate representing 45,000 shares of its common stock under the same plan to be issued to a current employee.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


4.       Stock-Based Compensation (continued)
         ------------------------------------

         o In February 2005, the Board of Directors of the Company approved the 2005-1 Consultant and Advisor Services Plan. According to the terms of the 2005-1 Plan, the Company may issue up to 400,000 shares of its Common stock to consultants or employees. As of September 30, 2006, all shares authorized by this Plan had been issued.

         o As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $122,188.

Prior to July 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis.

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R for the three months ended September 30, 2005:

                                                            September 30,
                                                                2005
                                                          ---------------
Comprehensive net income (loss) attributable to common
shareholders                                              $   (139,521)

Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss                               --

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                                    (40,250)
                                                          -------------

         Pro forma                                        $    179,771)
                                                          =============

Net gain (loss) per share - basic and diluted
      As reported                                         $      (0.02)
                                                          =============

      Pro forma                                           $      (0.02)
                                                          =============

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


4.       Stock-Based Compensation (continued)
         ------------------------------------

The fair values of stock options granted during the first quarter of 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      Three Months ended September 30,
                                   ---------------------------------------
                                         2006                 2005
                                   -----------------   -------------------
Risk-free interest rates                   5.4  %                5.4  %
Expected lives (in years)                   10                    10
Dividend yield                               -                     -
Expected volatility                       24.0  %               24.0  %


The Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2006 and 2005 was $0.69.

The table below presents information related to stock option activity for the quarters ended September 30, 2006 and 2005 (in thousands):

                                                                         Three months ended
                                                                            September 30,
                                                                     ----------------------------
                                                                        2006            2005
                                                                     ------------    ------------
Total intrinsic value of stock options exercised                     $         0     $         0
Cash received from stock option exercises                            $         0     $         0
Gross income tax benefit from the exercise of stock options          $         0     $         0

A summary of stock option activity for the three months ended September 30, 2006 is as follows:

                                                                           Weighted
                                                         Weighted          Average
                                                         Average          Remaining          Aggregate
                                         Number of       Exercise        Contractual         Intrinsic
                                           Shares         Price          Term (years)          Value
                                        -----------    -------------    ---------------    --------------
Outstanding, June 30, 2006                 946,000     $       1.30              7.90      $     652,740
Granted                                          0
Forfeited                                   21,000
Exercised                                        0


Outstanding, September 30, 2006            925,000     $       1.30              7.75      $     638,250

Exercisable, September 30, 2006            747,917     $       1.30              7.75      $     516,062

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


5.       Related Party Transactions
         --------------------------

The Company has received advances from Wing Yu, and these advances bear no interest. Wing Yu was owed $15,913 and $617 as of September 30, 2006, and June 20, 2006, respectively.


6.       Commitments and Contingencies
         -----------------------------

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


B.       Operating Leases
         ----------------

In June 2002, the Company's principal executive offices relocated to a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. The Company continued to lease the facility under extensions of the original agreement through August 19, 2006. On August 19, 2006, the Company entered into a new commercial lease agreement to rent 4,809 square feet of office space at 101 Lincoln Centre Drive, Suite 410, Foster City, California, 94404. The term of the lease is for 51 months. During the first year rent is $11,061 per month which increases to $12,071 in the last year of the term. All operations including system development, control and maintenance were performed at this facility.

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

For the three months ended September 30, 2006 and 2005, total rent expense was $18,217 and $14,449, respectively.

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



10.      Subsequent Events
         -----------------

A.       Related Party Transactions
         --------------------------

The following transactions occurred between the Company and certain related parties:

In October 2006, Wing Yu advanced $8,008 to the Company. The advance from Wing Yu bears interest at 8% per annum and is payable on October 12, 2007.


B.       Other Transactions
         ------------------

In October 2006, Tupelo Investments Limited advanced $30,000 to the Company. The advance from Tupelo bears interest at 12% per annum and is payable on January 31, 2007.

Item 2.  Management's Discussion and Analysis

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10KSB for the year ended June 30, 2006. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Through the auspices of our wholly owned subsidiary, FinancialContent Services, Inc., we offer market data, business news, and online content syndication services. We aggregate data, news and editorial content in audio, video and text formats for integration into any platform. By partnering with leading content providers, we deliver the highest quality content while ensuring an affordable entry point for its clients through turnkey implementation. Our platform is optimized to support the content management needs of large companies as well as their content-related advertising and syndication initiatives. Our goal is to provide content solutions with the industry's best user experience and highest return on investment for its clients.

Our flagship product, Studio, is a powerful content management and delivery system that streamlines the maintenance of financial data and tools, their integration into websites, corporate intranets and print media, and the optimization of embedded financial-related advertising. During our last quarter, we continued to upgrade our flagship Studio 5 platform to include audio content and rich media support. We developed a more robust news engine for our Studio 5 platform that leverages the content industry's adoption of RSS as an online syndication format.

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

We are engaged in a very  partnership-intensive  industry as  financial  data is compiled from a multitude of sources. Our key content partners include BusinessWire, Inc., Telekurs Financial Information, Ltd, Dow Jones & Company, Inc., CNNMatthews, Market Wire, Inc., PR Newswire Association LLC, Nasdaq/PrimeZone Media Network, Inc., Russell Investment Group, and StreetInsider.com, Inc. These and other partners provide a range of content that includes stock quotes, news, company profiles, SEC filings, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for us.

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

We also actively develop and market a consumer website at www.StreetIQ.com operated under our wholly owned subsidiary StreetIQ.com, Inc. ("StreetIQ.com"). StreetIQ.com offers a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlights industry events and trade shows.

During the last quarter, we achieved a number of milestones, including: the content partnership with Breitbart.com; the syndication of business podcasts to media outlets; increased trade show activity for StreetIQ.com; making payments to pay down the secured convertible note; and the acquisition and launch of ID3 Magazine's online assets. We also signed Media News Group to a licensing and revenue sharing deal and expanded the distribution of business podcasts to AOL Search and AOL SingingFish.

Results of Operations for the three months ended September 30, 2006 and 2005
--------------------------------------------------------------------------------

Revenues. Revenues increased to approximately $681,694 for the three months ended September 30, 2006, from approximately $421,706 for the three months ended September 30, 2005. This increase of $259,988 (61.7%) in revenues is attributed to the steady and ongoing growth of our business over the last year and a one-time fee of approximately $75,000 that we received for the development of web-based application. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue, however, $41,132 of the revenues we recorded are bartered for advertising services, $3,000 of which we will receive in the future. We also enter into agreements wherein we sell banner advertising space on our client's websites and share the proceeds generated therefrom with our clients which accounted for approximately $49,526 of our revenues in the quarter.

Costs of Revenues. Costs of Revenues increased to $89,458 for the three months ended September 30, 2006, from approximately $79,975 for the three months ended September 30, 2005, an increase of cost of revenues of $9,483 (11.9%). We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as increased fees attributable to the increase in bandwidth traffic.

Business development: Business development expenses decreased from $5,414 for the three months ended September 30, 2005 to $2,703 for the three months ended September 30, 2006, a decrease of $2,711 (50.1%).

General and administrative. General and administrative expenses increased to approximately $514,744 for the three months ended September 30, 2006 from approximately $364,197 for the three months ended September 30, 2005, an increase of $150,547 (41.3%). This increase is primarily a result of an increase in payroll expense of approximately $22,509 (12.9%) from approximately $147,769 for the period ended September 30, 2005 to $197,278 for the period ended September 30, 2006, an increase in consulting expense of approximately $25,125 from approximately $1,250 for the period ended September 30, 2005 to $26,375 for the period ended September 30, 2006, an increase in marketing and public relations expense of approximately $33,342 from approximately $0 for the period ended September 30, 2005 to $33,342 for the period ended September 30, 2006, an increase in advertising expense of approximately $7,069 from approximately $2,805 for the period ended September 30, 2005 to $9,874 for period ended September 30, 2006, an increase in commission expense of approximately $7,488 from approximately $19,643 for the period ended September 30, 2005 to $27,131 for the period ended September 30, 2006, an increase in stock based salary of approximately $38,813 as a result of the Company's implementation of FASB 123R this quarter, and a one-time moving expense in the amount of approximately $5,073 as a result of moving our offices from So. San Francisco to Foster City.

Amortization and depreciation. Depreciation and amortization expenses increased slightly to approximately $56,369 for the three months ended September 30, 2006 from approximately $54,312 for the three months ended September 30, 2005, an increase of $2,057 (3.8%). Amortization of contracts purchased from CNET was $45,956 in both periods ended September 30 (no increase). Depreciation of property and equipment increased slightly from $8,356 in the year ended June 30,

2005 to $10,413 for the year ended June 30, 2006, an increase of $2,057 or 24.6%. This increase was due to depreciation of $35,566 of equipment purchased during the year ended June 30, 2006. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Bad debt. Bad debt expense increased to approximately $12,555 for the three months ended September 30, 2006 from approximately $3,888 for the three months ended September 30, 2005, an increase of $8,667 (222.8%)

Other income (expense). Net other income (expense) was approximately ($6,542) for the three months ended September 30, 2005 as compared to net other income (expense) of $137,940 for the three months ended September 30, 2006, an increase of $144,482 (2,208.5%). This increase was primarily the result of the gain realized on the change of the warrant liability related to the warrant issued by us to Jade Special Strategy, LLC, in the three months ended September 30, 2006, of approximately $74,834, the gain realized on the change of the derivative liability related to the note issued by us to Jade Special Strategy, LLC, in the three months ended September 30, 2006, of approximately $231,362, offset by the amortization of deferred financing costs related to the note issued to us by Jade Special Strategy, LLC, in the three months ended September 30, 2006, of approximately $19,187, and offset by the amortization of the note discount related to the note issued by us to Jade Special Strategy, LLC, in the three months ended September 30, 2006, of approximately ($123,750). The increase in net other income was also offset by an increase in interest expense of approximately $19,583 (299.3%) from approximately ($6,542) for the three months ended September 30, 2005 to approximately ($26,125) for the three months ended September 30, 2006.

Liquidity and Capital Resources

For the three months ended September 20, 2006, we had a net gain from operations of $105,678 compared to a loss from operating activities of ($128,614) for the three months ended September 30, 2005. This gain in operating activities of $234,292 (182.2%) was due primarily to an increase in revenues of $259,988 (61.7%) and an increase in total other income of $144,482 (2,208.5%), offset by increases in operating expenses of $161,095 (34.8%). The issuance costs related to the convertible debentures as of March 31, 2006 covering the first traunch totaled $82,000 in cash, and were to be capitalized and amortized over the life of the debt. The Company calculated the value of Warrant A, related to the proceeds received from the first traunch, being approximately $37,333 under the Black-Scholes option-pricing method (assumption: volatility 165.26%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the first traunch, being approximately $36,167 under the Black-Scholes option-pricing method (assumption: volatility 165.26%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the second traunch, being approximately $15,167 under the Black-Scholes option-pricing method (assumption: volatility 70.40%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the second traunch, being approximately $12,833 under the Black-Scholes option-pricing method (assumption: volatility 70.40%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the third traunch, being approximately $10,000 under the Black-Scholes option-pricing method (assumption: volatility 60.34%, risk free rate 5.07% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the third traunch, being approximately $9,000 under the Black-Scholes option-pricing method (assumption: volatility 60.34%, risk free rate 5.04% and zero dividend yield). The Company allocated the $1,000,000 in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt.


Net cash used for financing activities was $4,704 for the three months ended September 30, 2006 compared to net cash provided of $25,500 for the three months ended September 30, 2005, a decrease of $30,204 (118.4%). The net cash provided by financing activities during the three months ended September 30, 2006, included advances received from and repaid to officers and related parties in the amount of $15,296, reduced by payment of convertible note principal in the amount of $20,000.


The Company had a total stockholders' deficit of ($166,314) on September 30, 2006 compared to stockholders' deficit of ($339,814) on June 30, 2006, an increase of $173,500 (51.1%), resulting primarily from a decrease in the accumulated deficit of $31,099, an increase in paid-in capital of $89,163 (0.4%), and a decrease in accumulated other comprehensive loss of $53,238 (47.8%)


As of September 30, 2006, our working capital position increased by $229,305 (25.4%) to a negative $674,576 from a negative $903,881 at June 30, 2006. The Company's current ratio for the period ended September 30, 2006 is 0.40:1, from a ratio of 0.26:1 for the year ended June 30, 2006. The increase in our working capital position is primarily from a decrease in the value of the warrant liability of approximately $74,834 (38.0%) from the warrants issued in conjunction with the sale of the convertible note, a decrease in the value of the derivative liability of approximately $231,362 (44.0%) from the sale of the convertible note, a decrease in management fees due a related party of approximately $13,600 (47.8%), a $20,000 payment of convertible principal and a $190,878 (100.8%) increase in accounts receivable, offset by an increase in accounts payable of approximately $28,454 (24.2%), an increase in deferred revenue of approximately $65,263 (141.6%), an increase in notes payable due a related party of approximately $15,296 (2,479.1%), a decrease in the unamortized discount from the sale of the convertible note of approximately $123,750 (13.9%), a decrease in market value of short-term investments of $9,059 (63.6%), a $12,549 (56.6%) increase in allowance for doubtful accounts receivable, and a $37,325 decrease in prepaid expenses.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Accounts payable and accrued liabilities at September 30, 2006 consisted of the following:

------------------------------------------------------- ------------------------
Accounts payable and accrued expense                    $145,903
------------------------------------------------------- ------------------------
Payroll and taxes payable                               $40,580
------------------------------------------------------- ------------------------
Management fees due related parties                     $14,827
------------------------------------------------------- ------------------------
Notes payable related parties                           $15,913
------------------------------------------------------- ------------------------
Dividends payable                                       $51,108
------------------------------------------------------- ------------------------
Total                                                   $268,331
------------------------------------------------------- ------------------------


Fixed recurring and general and administrative expenses would be as follows:

------------------------------------------------------- ------------------------
Average Monthly
------------------------------------------------------- ------------------------
Salaries and benefits                                   $120,000
------------------------------------------------------- ------------------------
Rent                                                    $15,000
------------------------------------------------------- ------------------------
Corp expenses                                           $5,000
------------------------------------------------------- ------------------------
Office expenses                                         $5,000
------------------------------------------------------- ------------------------
Accounting                                              $5,000
------------------------------------------------------- ------------------------
Total Monthly                                           $150,000
------------------------------------------------------- ------------------------


Our estimate of net cash requirements for overhead for the next twelve months subsequent to September 30, 2006, is approximately $200,000 (includes the above fixes cost estimate of $150,000) a month for a twelve month total of $2,400,000. The estimate of net cash gross revenue from operations for that time period is approximately $3,000.000.

We have generally financed our operations through the sale of our stock. On February 13, 2006, we entered into a Note and Warrant Purchase Agreement with an institutional investor for $1,000,000 secured convertible note. Unless converted earlier, the note is payable in full on February 13, 2008. On August 31, 2006, we entered into an agreement with the institutional investor under which we began paying down the balance due on the note. As of September 30, 3006, the balance of the note due, not inclusive of interest, is $970,000.

The infusion of the funds from the sale of the $1,000,000 note has allowed us to sustain our operations and allowed us to grow our business as we anticipated. If our projections over the next twelve months fall short of expectations, we may be forced to curtail operations until additional funding is obtained.


Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Though, we had a net gain from operation in the period ended September 30, 2006, in the past we've experienced recurring operating losses and negative cash flows from operations. We have a working capital deficit of $674,576 for the three months ended September 30, 2006. The company's continued existence is dependent upon its ability to increase operating revenues and/or raise money from equity and debt financing.


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


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: November 14, 2006             /S/ WING YU
                                    -----------------------
                                    Wing Yu
                                    Chief Executive Officer


Date: November 14, 2006             /S/ DAVE NEVILLE
                                    -----------------------
                                    Dave Neville
                                    Chief Financial Officer