Form 10QSB
period 2006-12-31
FINANCIALCONTENT INC
filed 2007-02-14
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to _____

                         Commission file number 0-28377


                             FINANCIALCONTENT, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                         94-3319536
--------------------------------                    -----------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                      identification number)

           101 Lincoln Centre Drive, Suite 410, Foster City, CA 94080
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

                             FINANCIALCONTENT, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006







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


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2006 AND JUNE 30, 2006


       See accompanying  notes to financial statements.

                               ASSETS                              December 31,     June 30,
                               ------                                   2006           2006
                                                                   -----------    ------------
Current Assets:                                                     (unaudited)      (audited)

      Cash and cash equivalents                                     $    20,529    $     4,295
      Short-term investments in marketable securities                     1,224         14,250
      Accounts receivable - trade (net of reserve for doubtful
         accounts of $30,402 and $22,171, respectively)                 375,143        167,160
      Prepaid expenses                                                   58,801        105,473
      Deposits                                                           18,437         23,232
                                                                    -----------    -----------

         Total Current Assets                                           474,134        314,410
                                                                    -----------    -----------

Property and Equipment :
      Office furniture                                                   22,945         15,806
      Equipment                                                         231,078        204,006
      Software                                                            5,992          5,992
                                                                    -----------    -----------

         Property and Equipment, cost                                   260,015        225,804

      Accumulated depreciation                                         (189,253)      (169,151)
                                                                    -----------    -----------

         Property and Equipment, net                                     70,762         56,653
                                                                    -----------    -----------

Other Assets:
      Long-term investments                                               6,612          6,612
      Deferred financing fees (net of amortization of $58,722 and
         $20,348, respectively)                                          94,778        133,152
      Purchased contracts - CNET (net of amortization
         of $763,409 and $671,496, respectively)                        275,737        367,650
                                                                    -----------    -----------

         Total Other Assets                                             377,127        507,414
                                                                    -----------    -----------

             Total Assets                                           $   922,023    $   878,477
                                                                    ===========    ===========

                                   (continued)

                See accompanying notes to financial statements.


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    AS OF DECEMBER 31, 2006 AND JUNE 30, 2006

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                       December 31,       June 30,
                                                                          2006              2006
                                                                      -------------    -------------
                                                                       (unaudited)        (audited)
Current Liabilities:
     Accounts payable                                                 $     179,611    $     117,449
     Management fees due to related party                                    44,227           28,427
     Payroll and taxes payable                                               48,590           37,189
     Other accrued expenses                                                   8,729            9,431
     Deferred revenue                                                       117,018           46,095
     Notes payable                                                           30,000             --
     Related party advances                                                  13,846              617
     Convertible notes payable                                              910,000          990,000
     Unamortized discount on convertible notes                             (588,542)        (889,852)
     Accrued interest on convertible notes payable                            6,825             --
     Warrant liability                                                      190,166          197,167
     Derivative liability                                                   423,023          525,432
     Liabilities of discontinued operations                                 117,509          117,509
     Dividend payable                                                        63,389           38,827
                                                                      -------------    -------------

        Total Current Liabilities                                         1,564,391        1,218,291
                                                                      -------------    -------------

Stockholders' Equity:
     Preferred stock, 200,000,000 shares authorized
        Preferred stock Series A,
           $0.001 par value; 2,239,910
           shares issued and outstanding                                      2,240            2,240
        Preferred stock Series B, $0.001 par value; 600,000
           shares issued and outstanding, respectively                          600              600
        Preferred stock Series C, $0.001 par value; 1,168,001
           shares issued and outstanding                                      1,168            1,168
        Preferred stock Series D, $0.001 par value; 4,000,000
           shares issued and outstanding                                      4,000            4,000
     Common stock, $0.001 par value; 900,000,000 shares
        authorized; 10,949,277 issued and outstanding, respectively          10,949           10,949
     Additional paid-in-capital                                          22,852,247       22,672,769
     Accumulated other comprehensive loss                                  (124,469)        (111,444)
     Accumulated deficit                                                (23,389,103)     (22,920,096)
                                                                      -------------    -------------

        Total Stockholders' Equity                                         (642,368)        (339,814)
                                                                      -------------    -------------

           Total Liabilities and Stockholders' Equity                 $     922,023    $     878,477
                                                                      =============    =============



                See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005


                                                  Three months ended December 31,  Six months ended December 31,
                                                  ------------------------------   ----------------------------
                                                       2006             2005           2006            2005
                                                   ------------    ------------    ------------    ------------
Revenues:                                           (unaudited)     (unaudited)    (unaudited)      (unaudited)
      Net revenues                                 $    571,566    $    383,993    $  1,212,128    $    744,404
      Barter revenues (non-cash)                         71,565          37,046         112,697          98,341
                                                   ------------    ------------    ------------    ------------
         Total revenues                                 643,131         421,039         842,745       1,324,825

Costs of revenues (depreciation expense
      is not included in cost of revenues)             (139,704)        (83,972)       (229,162)       (163,947)


Operating Expenses:
      Business development                                4,562          14,179           7,265          19,593

      General and administrative                        505,938         383,319       1,020,682         747,516
      Bad debt                                           (4,319)          6,882           8,231          10,770
      Advertising expense - barter (non-cash)            68,565          37,046         106,697          72,638
      Amortization and depreciation                      55,643          55,123         112,012         109,435
                                                   ------------    ------------    ------------    ------------
         Total Operating Expenses                       630,389         496,549         959,952       1,254,887
                                                   ------------    ------------    ------------    ------------

         Loss from Operations                          (126,962)       (159,482)       (159,224)       (281,154)
                                                   ------------    ------------    ------------    ------------

Other Income (Expense):
      Other income                                           99            --               905            --
      Amortization of deferred financing costs          (19,187)           --           (38,374)           --
      Gain/(loss) on change in warrant liability        (67,833)           --             7,001            --
      Gain/(loss) on change in derivative
      liability                                        (128,953)           --           102,409            --
      Amortization of note discount                    (177,560)           --          (301,310)           --
      Interest expense                                  (28,925)         (6,611)        (55,050)        (13,153)
                                                   ------------    ------------    ------------    ------------

         Total Other Income(Expense)                   (422,359)         (6,611)       (284,419)        (13,153)
                                                   ------------    ------------    ------------    ------------

      Net income (loss) before taxes                   (549,321)       (166,093)       (443,643)       (294,307)

         Provision for income tax                          (800)           (400)           (800)           (800)
                                                   ------------    ------------    ------------    ------------

      Net income (loss) from operations                (550,121)       (166,493)       (444,443)       (295,107)

         Preferred stock dividend                       (12,281)        (12,281)        (24,562)        (24,562)
                                                   ------------    ------------    ------------    ------------

            Net income (loss) attributable to
            common stockholders                        (562,402)       (178,774)       (469,005)       (319,669)
                                                   ------------    ------------    ------------    ------------

Other comprehensive income:
      Unrealized gain/(loss) on securities               (3,967)         (3,136)        (13,025)         (1,762)
                                                   ------------    ------------    ------------    ------------

Comprehensive Income (Loss)                        $   (566,369)   $   (181,910)   $   (482,030)   $   (321,431)
                                                   ============    ============    ============    ============


Net income (loss) per share from continuing
     operations (basic and diluted)                       (0.05)          (0.02)          (0.04)          (0.03)
                                                   ============    ============    ============    ============

Shares used in per share calculation (basic and
     diluted)                                        10,949,277      10,443,189      10,949,277      10,406,233
                                                   ============    ============    ============    ============



                 See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005


                                                                           2006            2005
                                                                        -----------    -----------
Operating Activities:                                                   (unaudited)    (unaudited)
     Net loss from operations                                           $  (444,443)   $  (295,107)

Adjustments to reconcile  net (loss) to net cash provided by
    (used in) operating activities:
        Depreciation                                                         20,102         17,523
        Amortization of intangible asset                                     91,913         91,913
        Amortization of financing costs                                      38,374           --
        Amortization of note discount                                       301,310           --
        Allowance for bad debts                                               8,231            909
        Expense recognized in connection with subscription receivable       100,700        100,700
        Expense recognized for employee stock option plan                    78,778           --
        Change in valuation of warrant liability                             (7,001)          --
        Change in valuation of derivative liability                        (102,409)          --

Changes in operating assets and liabilities:
     Increase in accounts receivable - trade                               (216,214)       (48,863)
     (Increase) decrease in deposits                                          4,795           (226)
     Decrease in prepaid expenses                                            46,672          1,616
     Increase in income tax payable                                             800            800
     Increase in accounts payable                                            62,161          6,868
     Decrease in accrued liabilities and expenses                            (1,502)        (3,299)
     Decrease in management fees due to related party                        15,800         59,300
     Increase in payroll and taxes payable                                   11,401         51,907
     Increase in deferred revenue                                            70,923         25,234
     Increase in accrued interest                                              --           13,153
     Increase in accrued convertible interest                                 6,825           --
                                                                        -----------    -----------

        Net cash used in operating activities                                87,216         22,428
                                                                        -----------    -----------

Investing activities:
     (Increase) decrease in short term investments                             --          (55,440)
     Purchase of property and equipment                                     (34,211)       (11,043)
                                                                        -----------    -----------

        Net cash used in investing activities                               (34,211)       (66,483)
                                                                        -----------    -----------

                 See accompanying notes to financial statements.


                                   (continued)

                                      FINANCIALCONTENT, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                                           2006            2005
                                                                        -----------    -----------
                                                                        (unaudited)    (unaudited)
Financing activities:
     Payments on convertible note                                           (80,000)          --
     Proceeds from notes payable                                             30,000           --
     Proceeds from advances from officers                                    22,828         52,700
     Payments on advances from officers                                      (9,599)       (15,000)
                                                                        -----------    -----------

        Net cash (used) provided by financing activities                    (36,771)        37,700
                                                                        -----------    -----------

        Increase (Decrease) in cash and cash equivalents                     16,234         (6,355)

Cash and cash equivalents, beginning of period                                4,295         14,536
                                                                        -----------    -----------

Cash and cash equivalents, end of period                                $    20,529    $     8,181
                                                                        ===========    ===========


Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                        $    36,225    $       620
                                                                        ===========    ===========
        Financing fees - early termination                              $    12,000    $      --
                                                                        ===========    ===========
        Taxes                                                           $      --      $      --
                                                                        ===========    ===========

Supplemental disclosures of non-cash transactions:
     Expense recognized in connection with subscription receivable      $   100,700    $   100,700
                                                                        ===========    ===========
     Expense recognized in connection with employee stock option plan   $    78,778    $      --
                                                                        ===========    ===========
     Barter revenue transactions for advertising                        $   112,697    $    98,341
                                                                        ===========    ===========
     Barter expense transactions for advertising                        $   106,697         72,638
                                                                        ===========    ===========


                            See accompanying notes to financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

The Company also actively develops and markets a consumer website at www.StreetIQ.com operated under our wholly owned subsidiary StreetIQ.com, Inc. ("StreetIQ.com"). StreetIQ.com offers a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlights industry events and trade shows.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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


E.       Revenue Recognition
         -------------------

The Company's primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly or other periodic subscription basis and customization charges that the Company recognizes upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue which the Company will then record as revenue when the content is delivered to the customer.

The Company also earns advertising revenue from its online podcast directory. Advanced fees are amortized over the term of the insertion order on a straight line basis which the Company will record as revenue at the end of the term of the insertion order. Fees based on ad impressions are recorded as revenue upon receipt.

The Company also earns revenue from the development and management of websites for third parties. Fees are recorded based upon completion of services as contractually agreed.


F.       Advertising Costs
         -----------------

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $118,771 for the six months ended December 31, 2006, $106,697 of which were paid by barter service transactions. The Company incurred advertising expenses of $77,918 for the six months ended December 31, 2005, $72,638 of which were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the period ended December 31, 2006 due to the average daily closing market price of the stock share price during the quarter ended December 31, 2006 of $0.52 being less than the following options and warrants:

Employee Stock Option:                       $0.69 per share
Convertible Note Option:                     $0.75 per share
Convertible Note Warrant A:                  $1.00 per share
Convertible Note Warrant B:                  $1.25 per share

Additionally, for the quarter ending December 31, 2006 the Company accounted for its stock-based compensation plan based on Accounting Principles Board APB Opinion No. 25. As such, compensation expense for employee stock option and warrant grants would have been recorded on the date of grant only if current market price of the underlying stock exceeded the exercise price.


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

                                               Six months ending December 31,
                                         -------------------------------------
                                             2006                 2005
                                         -----------------    ----------------
Financial content and hosting            $     1,060,292      $        744,404
Advertising (non-barter)                          76,836                  --
Advertising (barter)                             112,697                98,341
Web development and management                    75,000                  --
                                         -----------------    ----------------
Total                                    $     1,324,825      $        842,745
                                         =================    ================

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $30,402 and $22,171 of accounts receivable as of December 31, 2006 and June 30, 2006, respectively.


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

                           FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of December 31, 2006, the estimated fair value of the Company's derivative liability was $423,023, as well as a warrant liability of $190,166.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

2.       Equity Transactions
         -------------------

A.       Issuance of Common Stock
         ------------------------

Transactions during the six months ended December 31, 2006

None


Transactions during the six months ended December 31, 2005

In October 2005, an individual converted 100,000 shares of Series B Preferred Stock into 100,000 shares of the Company's common stock.


B.       Warrants
         --------

As of December 31, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of December 31, 2006, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

As of December 31, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of December 31, 2006, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per shares.

As of December 31, 2006, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per shares.

As of December 31, 2006, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per shares.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances
         -------------------------

As of December 31, 2006, the Company has the following classes of preferred stock issued and outstanding:

Series A
--------

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with FinancialContent's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, FinancialContent gave CNET $175,000 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible up to 20% of the Company's issued and outstanding common stock on a one-for-one basis, 15% of which is guaranteed and the remaining 5% must be earned based on a performance matrix tied to revenues generated by the acquired Private Wire client contracts; accrued quarterly dividend rights at $0.0055774 per share through December 31, 2006; and limited anti-dilution protections.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


2.       Equity Transactions (continued)
         -------------------------------

C.       Preferred Stock Issuances (continued)
         -------------------------------------

Series C
--------

Under a private placement memorandum, the Company issued a total of 1,336,334 shares of the Company's Series C convertible preferred stock at $0.75 per share. The shares have a liquidation preference subordinate to those of the Series A and Series B preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to shares of the Company's common stock.

In 2004, an individual converted 35,000 shares of Series C into 35,000 shares of common stock.

In 2006, individuals converted 133,333 shares of Series C into 133,333 shares of common stock.

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


Beneficial Conversion Feature
-----------------------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

In connection with the financing, the Company incurred finder's fee and legal costs. The issuance costs related to the convertible debenture as of December 31, 2006 totaled $82,000 in cash, and is being capitalized and amortized over the life of the debt. The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

  Warrant                                           Dividend     Expected                        Exercise
  Warrant         Volatility      Discount Rate        Yield         Life         Value             Price
-------------    -------------    --------------    ---------    ----------    ------------    -------------
Traunch 1, February 21, 2006
----------------------------
Warrant A            165.26%              4.88%            0          4.14     $   53,667      $      1.00
Warrant B            165.26%              4.88%            0          4.14     $   52,500      $      1.25

Traunch 2, April 11, 2006
--------------------------
Warrant A             70.40%              4.90%            0          4.28     $   25,667      $      1.00
Warrant B             70.40%              4.90%            0          4.28     $   23,333      $      1.25

Traunch 3, June 9, 2006
-----------------------
Warrant A             60.34%              5.07%            0          4.44     $   19,000      $      1.00
Warrant B             60.34%              5.07%            0          4.44     $   16,000      $      1.25

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


3.       Convertible Note Payable (continued)
--       ------------------------------------

The Company allocated the $1,000,000 in gross proceeds between the convertible debenture and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and will be amortized to expense over the life of the debt. Convertible debentures consist of the following at December 31, 2006:

9% convertible subordinated debenture, due in 2008, convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.
                                                                 $   1,000,000

Less:  Discount being accreted                                      (1,000,000)
                                                                 ---------------
     Net value of note                                                  --

Less:  Principal converted into common stock                           (10,000)
Less:  Principal repayment                                             (80,000)
Plus:  Prior year accretion of discount                                110,148
Plus:  Current period accretion of discount                            301,310
                                                                 ---------------
     Total carrying value of convertible debt
       at December  31, 2006                                     $     321,458
                                                                 ===============


Debt Features
-------------

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

The February 21, 2006, April 11, 2006 and June 9, 2006 debentures will be treated as derivative liabilities until all such provisions are settled.

The following table summarizes the charges to interest, amortization and other expense, net for the six months ended December 31, 2006:

Interest expense on debt                       $       43,050
Accretion of debt discount                     $      301,310
Amortization of deferred financing cost        $       38,374

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

     o In October 2004, the Board of Directors of the Company approved the 2004-2 Stock Compensation Plan. According to the terms of the 2004-2 Compensation Plan, the Company may issue up to 500,000 shares of its common stock to consultants or employees. As of December 31, 2006, all shares authorized by this Plan had been issued.

     o In January 2005, the Company cancelled a stock certificate representing 45,000 shares of its common stock issued to a former employee pursuant to the Company's 2002 Employee and Officer Retention and Recognition Plan. Concurrently, the Company caused a new certificate representing 45,000 shares of its common stock under the same plan to be issued to a current employee.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


4.       Stock-Based Compensation (continued)
         ------------------------------------

     o In February 2005, the Board of Directors of the Company approved the 2005-1 Consultant and Advisor Services Plan. According to the terms of the 2005-1 Plan, the Company may issue up to 400,000 shares of its Common stock to consultants or employees. As of December 31, 2006, all shares authorized by this Plan had been issued.

     o As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $82,223.

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

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R for the six months ended December 31, 2005:

                                                          December 31, 2005
Comprehensive net income (loss) attributable to common
shareholders                                              $       (321,431)

Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss                                    --

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                                        (80,500)
                                                          -----------------

         Pro forma                                        $       (401,931)
                                                          =================

Net gain (loss) per share - basic and diluted
      As reported                                         $          (0.03)
                                                          =================
      Pro forma                                           $          (0.04)
                                                          =================

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


4.       Stock-Based Compensation (continued)
         ------------------------------------

The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                       Six Months ended December 31,
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

The weighted-average estimated fair value of stock options granted during the six months ended December 31, 2006 and 2005 was $0.69.

The table below presents information related to stock option activity for the six months ended December 31, 2006 and 2005 (in thousands):

                                                                           Six months ended
                                                                             December 31,
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

A summary of stock option activity for the six months ended December 31, 2006 is as follows:

                                                                           Weighted
                                                        Weighted           Average
                                                         Average          Remaining          Aggregate
                                        Number of        Exercise        Contractual         Intrinsic
                                          Shares          Price          Term (years)          Value
                                        -----------    -------------    ---------------    --------------
Outstanding, June 30, 2006                 946,000     $       1.30              7.90      $     652,740
Granted                                     60,000     $       1.30              9.99      $      41,400
Forfeited                                   21,000     $       1.30              --        $      14,490
Exercised                                     --               --                --                    -
                                        -----------                                        --------------

Outstanding, December 31, 2006             985,000     $       1.30              8.02      $     679,650

Exercisable, December 31, 2006             805,837     $       1.30              7.90      $     556,028

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


5.       Related Party Transactions
         --------------------------

The Company has received advances from Wing Yu, and these advances bear no interest. Wing Yu was owed $11,630 and $617 as of December 31, 2006, and June 30, 2006, respectively.

The Company has received advances from Wilfred Shaw, and these advances bear no interest. Wilfred Shaw was owed $2,217 as of December 31, 2006.



6.       Notes Payable
         -------------

On October 30, 2006, Tupelo Investments Limited advanced $30,000 to the Company. The advance from Tupelo bears interest at 12% per annum and is payable on January 31, 2007. As of December 31, 2006, Tupelo was owed $30,000, not inclusive of the interest.



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

Effective February 28, 2006, the Company entered into a new lease for office space in White Plains, New York with an initial three month term. On April 10, 2006, the Company negotiated for a larger space and increased the term which will now expire on April 30, 2007. The monthly rent is $1,897, not inclusive of utilities and other fees.

For the six-months ended December 31, 2006 and 2005, total rent expense was $35,789 and $29,220, respectively.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

Management raised additional capital during the calendar year of 2006, and is currently in the process of negotiating additional equity financing with potential investors. The Company has raised additional capital through the issuance of convertible debt during fiscal 2006.


9.       Subsequent Events
         -----------------

None

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

Our flagship product, Studio, is a powerful content management and delivery system that streamlines the maintenance of financial data and tools, their integration into websites, corporate intranets and print media, and the optimization of embedded financial-related advertising. We continue to upgrade our flagship Studio 5 platform. We recently developed a more robust news engine for our Studio 5 platform that leverages the content industry's adoption of RSS as an online syndication format.

We pride ourselves on being a pioneer in online content integration. Our industry is highly competitive. Price competition and service are the most significant features of the market in which we participate. We compete on a worldwide basis with other firms. Our strongest competitors are larger and financially stronger than us. We account for only a very small portion of the respective market. Our ability to compete effectively requires continuous development of new products and refinement of established products.

We are engaged in a very  partnership-intensive  industry as  financial  data is compiled from a multitude of sources. Our key content partners include BusinessWire, Inc., CNNMatthews/MarketWire, Dow Jones & Company, Inc., Nasdaq/PrimeNewswire, Inc., PR Newswire Association LLC, Russell Investment Group, StreetInsider.com, Inc., and Telekurs Financial Information, Ltd. These and other partners provide a range of content that includes stock quotes, news, company profiles, SEC filings, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and revenue sharing arrangements. Acquisition of new content partners is an ongoing business development effort for us.

Our customer base represents a cross-section of many online businesses, including newspapers, television and radio stations, banks, brokerage firms, as well as corporate websites. Notable customers include ABC Television Group, AdvisorSites, Cablevision/Optimum Online, Career Innovations, CBS Radio, Clear Channel, CMP Media, CNET Networks, 4INFO, Fox Interactive Group, Gannett
Company, Hearst Media, Media General, Media News Group, NBC Universal, The Nielsen Company, Scripps, and WR Hambrecht.

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

Results of Operations

Three and Six Months Ended December 31, 2006 Compared to December 31, 2005
--------------------------------------------------------------------------------

Revenues. For the three and six months ended December 31, 2006, gross revenues were approximately $643,131 and $1,324,825, respectively, for an increase of $222,092 and $482,080 (52.7% and 57.2%), respectively, for the same periods ending December 31, 2005. $571,566 and $1,212,128 of the revenues we recorded for the three and six months ended December 31, 2006, respectively, were cash or credit sales, which represented increases of $187,573 (48.8%) and $467,724 (63.8%) for cash and credit sales during the same periods in the prior year. $71,565 and $112,697 of the revenues we recorded for the three and six months ended December 31, 2006, respectively, are bartered for advertising services, $6,000 of which will be received in the future. $37,046 and $98,341 of the revenues we recorded for the three and six months ended December 31, 2005, respectively, were bartered for advertising services, $25,703 of which were for future advertising services. Revenues recognized in the three and six months ended December 31, 2006, in connection with barter advertising transactions increased 93.2% and 14.6%, respectively, over the same periods in the prior year. This increase in revenues is attributed to the signing of new customers as our business continues to grow. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Costs of goods sold for the three and six-month period ending December 31, 2006 were approximately $139,704 and $229,162, respectively, for an increase of $55,732 and $65,215 (66.4% and 39.8%), respectively, over the same periods ending December 31, 2005. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as increased fees attributable to the increase in bandwidth traffic.

Business development. Business development expenses for the three and six-month period ending December 31, 2006 were approximately $4,562 and $7,265, respectively, for a decrease of $9,617 and $12,328 (67.8% and 62.9%), respectively, over the same periods in 2005.

General and administrative. General and administrative expenses for the three and six-month period ended December 31, 2006 were approximately $574,503 and $1,127,379, respectively, inclusive of bartered advertising expense, for an increase of $154,138 and $307,225 (36.7% and 37.5%), respectively, over the same periods ending December 31, 2005. This $154,138 increase is primarily a result of an increase in payroll expense of approximately $71,653 (43.8%) from approximately $163,455 for the period ended December 31, 2005 to $235,108 for the period ended December 31, 2006, an increase in consulting expense of approximately $9,650 (338.6%) from approximately $2,850 for the period ended December 31, 2005 to $12,250 for the period ended December 31, 2006, an increase in stock based salary of approximately $39,965 as a result of the Company's implementation of FASB 123R last quarter, an increase in telecommunication expense of approximately $5,072 (119.2%) from approximately $4,254 for the period ended December 31, 2005 to approximately $9,326 for the period ended December 31, 2006, and an increase of bartered advertising expense of $31,519 (85.1%) from approximately $37,046 for the period ended December 31, 2005 to $68,565 for the period ended December 31, 2006, offset by a decrease in travel related expense of approximately $14,861 from approximately $27,336 for the period ended December 31, 2005 to $12,475 for the period ended December 31, 2006.

Amortization and depreciation. Amortization and depreciation expenses for the three and six-month period ended December 31, 2006 were approximately $55,643 and $112,012, respectively, for a slight increase of $520 and $2,577 (0.9% and 2.4%) respectively, over the same periods ending December 31, 2005. Amortization of contracts purchased from CNET was $91,912 in both six-month periods ended December 31 (no increase). Depreciation of property and equipment increased slightly from $9,167 and $17,523 in the three and six months ended December 31, 2005 to $9,687 and $20,100 for the same periods ended December 31, 2006, an increase of $520 and $2,577 respectively or 5.7% and 14.7%. This increase was due to depreciation of $35,566 of equipment purchased during the year ended June 30, 2006. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Bad debt. Bad debt expense decreased to approximately ($4,319) and $8,231 for the three and six months ended December 31, 2006 from approximately $6,882 and $10,770 for the three and six months ended December 31, 2005, a decrease of $11,201 and $2,539 or 162.8% and 23.6%, respectively.

Other income (expense). Other expense for the three and six-month period ended December 31, 2006 was approximately ($422,359) and ($284,419), respectively, for an increase of $415,748 and $271,266 (6,288.7% and 2,062.4%), respectively, over the same periods in 2005. This increase of other expenditures was primarily the result of the income and expenses related to the convertible note issued by us to Jade Special Strategy, LLC, and the related warrant and derivative liabilities. During the three- and six-month periods ended December 31, 2006, the Company incurred amortization of deferred financing fees of $19,187 and $38,374; Gain/(loss) on change in value of warrant liability of $(67,833) and $7,001; Gain/(loss) on change in value of derivative liability of $(128,953) and $102,409; and accretion of convertible note discount of $177,560 and $301,310. There were no equivalent expenses in the same periods in the prior year. The increase in net other income was also primarily due to an increase in interest expense from approximately $6,611 and $13,153 for the three and six months ended December 31, 2005 to approximately $28,925 and $55,050 for the three and six months ended December 31, 2006, representing increases of $22,314 (337.5%) and $41,897 (318.5%), respectively.


Liquidity and Capital Resources

For the six months ended December 31, 2006, we had a loss from operations of ($159,224) compared to a loss from operating activities of ($281,154) for the six months ended December 31, 2005. This decrease in operating losses of
$121,930 (43.4%) was due primarily to an increase in revenues of $482,080 (57.2%) offset by an increase in operating expenses of $294,935 (30.7%), and an increase in costs of revenue of $65,215 (39.8%). The issuance costs related to the convertible debentures as of March 31, 2006 covering the first traunch totaled $82,000 in cash, and were to be capitalized and amortized over the life of the debt. The Company calculated the value of Warrant A, related to the proceeds received from the first traunch, being approximately $53,667 under the Black-Scholes option-pricing method (assumption: volatility 165.26%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the first traunch, being approximately $52,500 under the Black-Scholes option-pricing method (assumption: volatility 165.26%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the second traunch, being approximately $25,667 under the Black-Scholes option-pricing method (assumption: volatility 70.40%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the second traunch, being approximately $23,333 under the Black-Scholes option-pricing method (assumption: volatility 70.40%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the third traunch, being approximately $19,000 under the Black-Scholes option-pricing method (assumption: volatility 60.34%, risk free rate 5.07% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the third traunch, being approximately $16,000 under the Black-Scholes option-pricing method (assumption: volatility 60.34%, risk free rate 5.04% and zero dividend yield). The Company allocated the $1,000,000 in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt.

Net cash (used)/provided by financing activities was ($36,771) for the six months ended December 31, 2006 compared to $37,700 for the six months ended
December  31,  2005,  a  cash  decrease  of  $74,471  (197.5%).   The  net  cash
(used)/provided by financing activities during the six months ended December 31,

2005,  included  advances  received  from and repaid to our  officers.  Net cash
(used)/provided by financing activities during the six months ended December 31, 2006, included advances received from and repaid to officers, but also included payment on the issuance of the note issued to Jade Special Strategy, LLC of $80,000 plus receipt of $30,000 from Tupelo Investments.

The Company had a total stockholders' deficit of ($642,368) on December 31, 2006 compared to stockholders deficit of $339,814 on June 30, 2006, a decrease of $302,554 (89.0%), resulting primarily from an increase in the accumulated deficit of $469,007 (2.1%) and offset by an increase in paid-in capital of $179,478 (0.1%) due to the recognition of services rendered in connection with the Subscription Receivable.

As of December 31, 2006, our working capital position declined by $186,376 (20.6%) to a negative $1,090,257 from a negative $903,881 at June 30, 2006. The Company's current ratio for the period ended December 31, 2006 is 0.30:1, from a ratio of 0.26:1 for the year ended June 30, 2006. The increase in our working capital deficit position is primarily from a decrease in the value of the warrant liability of approximately $7,001 (3.5%) from the warrants issued in conjunction with the sale of the convertible note, a decrease in the value of the derivative liability of approximately $102,409 (19.5%) from the sale of the convertible note, a decrease in management fees due a related party of approximately $15,800 (55.6%), a $80,000 payment of convertible principal and a $216,214 (114.2%) increase in accounts receivable, offset by an increase in accounts payable of approximately $62,162 (52.9%), an increase in deferred revenue of approximately $70,923 (153.9%), an increase in notes payable due a related party of approximately $43,229 (7,006.3%), a decrease in the unamortized discount from the sale of the convertible note of approximately $301,310 (33.9%), a decrease in market value of short-term investments of $13,026 (91.4%), a $8,231 (37.1%) increase in allowance for doubtful accounts receivable, and a $46,672 (44.3%) decrease in prepaid expenses.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Accounts payable and accrued liabilities at December 31, 2006 consisted of the following:

------------------------------------------------------------ -------------------
Accounts payable and accrued expenses:                           $188,340
------------------------------------------------------------ -------------------
Payroll tax payable:                                             $48,590
------------------------------------------------------------ -------------------
Management fees due related parties:                             $44,227
------------------------------------------------------------ -------------------
Notes payable related parties                                    $43,846
------------------------------------------------------------ -------------------
Dividends payable:                                               $63,389
------------------------------------------------------------ -------------------
 Total:                                                          $388,392
------------------------------------------------------------ -------------------

Fixed recurring General and Administrative expenses would be as follows:

                                                                 Monthly Average
------------------------------------------------------------ -------------------
Salaries and benefits:                                           $110,000
------------------------------------------------------------ -------------------
Rent:                                                            $15,000
------------------------------------------------------------ -------------------
Corp expenses:                                                   $5,000
------------------------------------------------------------ -------------------
Office expenses:                                                 $5,000
------------------------------------------------------------ -------------------
Accounting:                                                      $5,000
------------------------------------------------------------ -------------------
Management fees:                                                 $10,000
------------------------------------------------------------ -------------------
Total Monthly:                                                   $150,000
------------------------------------------------------------ -------------------

Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to December 31, 2006, is approximately $200,000 (includes the above fixed cost estimate of $150,000) a month for a twelve-month total of $2,400,000. The estimate of net cash inflow from operations for that time period is approximately $3,000,000.

We have generally financed our operations through the sale of our stock and from loans from our officers and related parties. On February 13, 2006, we entered into a Note and Warrant Purchase Agreement with an institutional investor for a $1,000,000 secured convertible note. We received the proceeds under three separate notes; $350,000 on February 13, 2006, $350,000 on March 31, 2006, and $300,000 on June 9, 2006. Unless converted earlier, each note is payable in full two years after issuance. On August 31, 2006, we entered into an agreement with the institutional investor under which we began paying down the balance due on the first note. As of December 31, 2006, the total balance on the notes due, not inclusive of interest, is $910,000.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses from operations (before dividends) of $444,443 and $295,107 for the six months ended December 31, 2006 and 2005, respectively. We have a working capital deficit of $1,090,257 as of December 31, 2006. The company's continued existence is dependent upon its ability to increase operating revenues and/or raise money from equity and debt financing.

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


                                    FINANCIALCONTENT, INC.
                                    Registrant


Date: February 14, 2007             /S/ WING YU
                                    -------------------------------------
                                     Wing Yu
                                     Chief Executive Officer


Date: February 14, 2007             /S/ DAVE NEVILLE
                                    -------------------------------------
                                     Dave Neville
                                     Chief Financial Officer