Form 10QSB
period 2007-03-31
FINANCIALCONTENT INC
filed 2007-05-15
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                  -------------

(Mark  One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2007

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

Issuer's telephone number (650) 286-9702

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,982,610

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

                             FINANCIALCONTENT, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007




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


                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2007, AND JUNE 30, 2006


                                              ASSETS                                 March 31,      June 30,
                                              ------                                   2007           2006
                                                                                   -----------    -----------
Current Assets:                                                                    (unaudited)     (audited)
      Cash and cash equivalents                                                    $     7,587    $     4,295
      Short-term investments in marketable securities                                    1,191         14,250
      Accounts receivable - trade (net of reserve for doubtful
          accounts of $30,402 and $22,171, respectively)                               625,111        167,160
      Prepaid expenses                                                                  21,374        105,473
      Deposits                                                                          18,437         23,232
                                                                                   -----------    -----------

          Total Current Assets                                                         673,700        314,410
                                                                                   -----------    -----------

Property and Equipment :
      Office furniture                                                                  22,945         15,806
      Equipment                                                                        241,676        204,006
      Software                                                                           5,992          5,992
                                                                                   -----------    -----------

          Property and Equipment, cost                                                 270,613        225,804

      Accumulated depreciation                                                        (198,673)      (169,151)
                                                                                   -----------    -----------

          Property and Equipment, net                                                   71,940         56,653
                                                                                   -----------    -----------

Other Assets:
      Long-term investments                                                              6,612          6,612
      Deferred financing fees (net of amortization of $77,910
          and $20,348, respectively)                                                    75,590        133,152
      Purchased contracts - CNET (net of amortization
          of $809,365 and $671,496, respectively)                                      229,781        367,650
                                                                                   -----------    -----------

          Total Other Assets                                                           311,983        507,414
                                                                                   -----------    -----------

              Total Assets                                                         $ 1,057,623    $   878,477
                                                                                   ===========    ===========

See accompanying  notes to financial statements.


                                                  (continued)


                             FINANCIALCONTENT, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     AS OF MARCH 31, 2007, AND JUNE 30, 2006


                               LIABILITIES AND STOCKHOLDERS' EQUITY                  March 31,        June 30,
                               ------------------------------------                    2007             2006
                                                                                   ------------    ------------
Current Liabilities:                                                               (unaudited)       (audited)
      Accounts payable                                                             $    168,100    $    117,449
      Management fees due to related party                                               73,627          28,427
      Payroll and taxes payable                                                         107,372          37,189
      Other accrued expenses                                                             18,229           9,431
      Deferred revenue                                                                  130,076          46,095
      Related party advances                                                             15,825             617
      Convertible notes payable                                                         910,000         990,000
      Unamortized discount on convertible notes                                        (474,792)       (889,852)
      Accrued interest on convertible notes payable                                       6,825            --
      Warrant liability                                                                 340,001         197,167
      Derivative liability                                                              707,467         525,432
      Liabilities of discontinued operations                                            117,509         117,509
      Dividend payable                                                                   63,389          38,827
                                                                                   ------------    ------------

           Total Current Liabilities                                                  2,183,628       1,218,291
                                                                                   ------------    ------------

Stockholders' Equity:
      Preferred stock, $0.001 par value; 200,000,000 shares authorized Preferred stock Series A, $0.001 par value; 2,239,910
               shares issued and outstanding                                              2,240           2,240
           Preferred stock Series B, $0.001 par value; 600,000
               shares issued and outstanding                                                600             600
           Preferred stock Series C, $0.001 par value; 1,134,668 and
               1,168,001 shares issued and outstanding, respectively                      1,135           1,168
           Preferred stock Series D, $0.001 par value; 4,000,000
               shares issued and outstanding                                              4,000           4,000
      Common stock, $0.001 par value; 900,000,000 shares authorized;
           10,982,610 and 10,949,277 issued and outstanding, respectively                10,982          10,949
      Additional paid-in-capital                                                     22,944,859      22,672,769
      Accumulated other comprehensive loss                                              (62,207)       (111,444)
      Accumulated deficit                                                           (24,027,614)    (22,920,096)
                                                                                   ------------    ------------

           Total Stockholders' Equity                                                (1,126,005)       (339,814)
                                                                                   ------------    ------------

               Total Liabilities and Stockholders' Equity                          $  1,057,623    $    878,477
                                                                                   ============    ============

See accompanying  notes to financial statements.


                                            FINANCIALCONTENT, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006



                                                 Three months ended March 31,     Nine months ended March 31,
                                                 ----------------------------    ----------------------------
                                                     2007            2006            2007            2006
                                                 ------------    ------------    ------------    ------------
Revenues:                                         (unaudited)    (unaudited)     (unaudited)     (unaudited)
      Net revenues                               $    781,076    $    418,076    $  1,993,204    $  1,162,480
      Barter revenues (non-cash)                       41,132          44,252         153,829         142,593
                                                 ------------    ------------    ------------    ------------
          Total revenues                              822,208         462,328       2,147,033       1,305,073

Costs of revenues (depreciation expense
      is not included in cost of revenues)           (111,649)        (82,306)       (340,811)       (246,253)


Operating Expenses:
      Business development                             13,732          16,199          20,997          35,792
      General and administrative                      590,048         372,341       1,610,730       1,120,257
      Bad debt                                           --               756           8,231          11,526
      Advertising expense - barter (non-cash)          38,132          49,874         144,829         122,512
      Amortization and depreciation                    55,378          55,064         167,390         164,499
                                                 ------------    ------------    ------------    ------------
          Total Operating Expenses                    697,290         494,234       1,952,177       1,454,586
                                                 ------------    ------------    ------------    ------------

          Income (loss) from operations                13,269        (114,212)       (145,955)       (395,766)
                                                 ------------    ------------    ------------    ------------

Other Income (Expense):
      Other income                                        190              12           1,095              12
      Amortization of deferred financing costs        (19,187)         (5,125)        (57,561)         (5,125)
      Change in value of warrant liability           (149,835)           --          (142,834)           --
      Change in value of derivative liability        (284,444)       (689,652)       (182,035)       (689,652)
      Amortization of note discount                  (113,750)        (21,875)       (415,060)        (21,875)
      Interest expense                                (21,858)        (11,627)        (76,908)        (24,780)
                                                 ------------    ------------    ------------    ------------

          Total Other Income (Expense)               (588,884)       (728,267)       (873,303)       (741,420)
                                                 ------------    ------------    ------------    ------------

      Net loss before taxes                          (575,615)       (842,479)     (1,019,258)     (1,137,186)

          Provision for income tax                       (600)           (400)         (1,400)           (800)
                                                 ------------    ------------    ------------    ------------

      Net loss from operations                       (576,215)       (842,879)     (1,020,658)     (1,137,986)

          Preferred stock dividend                       --           (12,281)        (24,562)        (36,843)
                                                 ------------    ------------    ------------    ------------

              Net loss attributable to
                    common stockholders              (576,215)       (855,160)     (1,045,220)     (1,174,829)
                                                 ------------    ------------    ------------    ------------

Other comprehensive loss:
      Unrealized loss on securities                       (34)         (4,908)        (13,059)         (4,635)
                                                 ------------    ------------    ------------    ------------

Comprehensive Loss                               $   (576,249)   $   (860,068)   $ (1,058,279)   $ (1,179,464)
                                                 ============    ============    ============    ============


Net loss per share (basic and diluted)           $      (0.05)   $      (0.08)   $      (0.10)   $      (0.11)
                                                 ============    ============    ============    ============

Shares used in per-share
      calculation (basic and diluted)              10,967,795      10,469,276      10,955,360      10,426,940
                                                 ============    ============    ============    ============


See accompanying  notes to financial statements.

                                            FINANCIALCONTENT, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006


                                                                                       2007          2006
                                                                                   -----------    -----------
                                                                                   (unaudited)    (unaudited)
Operating Activities:
      Net loss from operations                                                     $(1,020,658)   $(1,137,986)

Adjustments to reconcile  net (loss) to net cash provided by (used in) operating activities:
          Depreciation                                                                  29,521         26,631
          Amortization of intangible asset                                             137,869        137,869
          Amortization of financing costs                                               57,561          5,125
          Amortization of note discount                                                415,060         21,875
          Allowance for bad debts                                                        8,231          1,665
          Expense recognized in connection with subscription receivable                151,050        151,050
          Expense recognized for employee stock option plan                            121,040           --
          Change in valuation of warrant liability                                     142,834           --
          Change in valuation of derivative liability                                  182,035        689,652

Changes in operating assets and liabilities:
      Increase in accounts receivable - trade                                         (466,182)       (24,919)
      (Increase) decrease in deposits                                                    4,795           (226)
      (Increase) decrease in prepaid expenses                                           84,099         (5,927)
      Increase (decrease) in income tax payable                                          1,400           (400)
      Increase in accounts payable                                                      50,651         30,921
      Increase (decrease) in accrued liabilities and expenses                            7,398         (7,456)
      Increase in management fees due to related party                                  45,200         88,400
      Increase (decrease) in payroll and taxes payable                                  70,183         (9,684)
      Increase in deferred revenue                                                      83,981         48,959
      Decrease in accrued interest                                                        --           (6,719)
      Increase in accrued convertible interest                                           6,825          3,920
                                                                                   -----------    -----------

          Net cash provided by operating activities                                    112,893         12,750
                                                                                   -----------    -----------

Investing activities:
      Increase in short term investments                                                  --          (63,440)
      Purchase of property and equipment                                               (44,809)       (19,762)
                                                                                   -----------    -----------

          Net cash used in investing activities                                        (44,809)       (83,202)
                                                                                   -----------    -----------


See accompanying  notes to financial statements.

                                   (continued)

                             FINANCIALCONTENT, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2007AND 2006

                                                                                      2007           2006
                                                                                   -----------    -----------
                                                                                   (unaudited)    (unaudited)
Financing activities:
      Proceeds from convertible note                                                      --          350,000
      Deferred financing costs                                                            --          (82,000)
      Payments on convertible note                                                     (80,000)          --
      Proceeds from notes payable                                                       30,000           --
      Payments on notes payable                                                        (30,000)
      Payments on notes payable - related party                                           --         (218,100)
      Proceeds from advances from officers                                              24,804         88,900
      Payments on advances from officers                                                (9,596)       (82,884)
                                                                                   -----------    -----------

           Net cash provided by (used in)financing activities                          (64,792)        55,916
                                                                                   -----------    -----------

           Increase (decrease) in cash and cash equivalents                              3,292        (14,536)

Cash and cash equivalents, beginning of period                                           4,295         14,536
                                                                                   -----------    -----------

Cash and cash equivalents, end of period                                           $     7,587    $      --
                                                                                   ===========    ===========


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
           Interest                                                                $    48,225    $    32,829
                                                                                   ===========    ===========
           Taxes                                                                   $      --      $     1,600
                                                                                   ===========    ===========

Supplemental disclosures of non-cash transactions:
      Expense recognized in connection with subscription receivable                $   151,050    $   151,050
                                                                                   ===========    ===========
      Expense recognized in connection with employee stock option plan             $   121,040    $      --
                                                                                   ===========    ===========
      Barter revenue transactions for advertising                                  $   153,829    $   142,593
                                                                                   ===========    ===========
      Barter expense transactions for advertising                                  $   144,829    $   122,512
                                                                                   ===========    ===========

See accompanying  notes to financial statements.
                                                        -5-

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



1.       Summary of Significant Accounting Policies
         ------------------------------------------

A.       General Description of Business
         -------------------------------

FinancialContent, Inc. ("the Company"), a Delaware corporation (www.financialcontent.com), offers financial-related services on the World Wide Web, through its wholly-owned subsidiary, FinancialContent Services, Inc. The Company provides stock quotes and other financial data and information to websites, intranets and print media.

The Company also actively develops and markets a consumer website at www.StreetIQ.com operated under its wholly-owned subsidiary StreetIQ.com, Inc. ("StreetIQ.com"). StreetIQ.com offers a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlights industry events and trade shows.


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


C.       Cash and Cash Equivalents, Short and Long-Term Investments
         ----------------------------------------------------------

For purposes of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Those with maturities not greater than three months and those with maturities less than twelve months from the balance sheet date are considered short-term investments. Those with maturities greater than twelve months from the balance sheet date are considered long-term investments.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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


F.       Advertising Costs
         -----------------

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $154,779 for the nine months ended March 31, 2007, $144,829 of which were paid by barter service transactions. The Company incurred advertising expenses of $131,890 for the nine months ended March 31, 2006, $122,512 of which were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, earnings per share - dilutive does not include the effect of potentially dilutive securities for the three- and nine-month periods ended March 31, 2007 and 2006. The net losses for these periods make the securities anti-dilutive.


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

                                                 Nine months ending March 31,
                                                 -----------------------------
                                                     2007             2006
                                                 -----------       -----------

Financial content and hosting                    $ 1,683,085       $ 1,162,480
Advertising (non-barter)                             235,119              --
Advertising (barter)                                 153,829           142,593
Website development and management                    75,000              --
                                                 -----------       -----------
Total                                            $ 2,147,033       $ 1,305,073
                                                 ===========       ===========


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $30,402 and $22,171 of accounts receivable as of March 31, 2007, and June 30, 2006, respectively.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2007, the estimated fair value of the Company's derivative liability was $707,467, as well as a warrant liability of $340,001.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


1.       Summary of Significant Accounting Policies (continued)
--       ------------------------------------------------------

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently assessing the impact of SFAS No. 158 on its consolidated financial statements

In  September  2006,  the SEC staff issued  Staff  Accounting  Bulletin No. 108,
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the annual financial statements for the year ending June 30, 2007. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB
Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



2.       Equity
         ------

A.       Common Stock Issuances
         ----------------------

Issuances during the nine months ended March 31, 2007

In February 2007, an individual converted 33,333 shares of Series C Preferred Stock into 33,333 shares of the Company's common stock.


Issuances during the nine months ended March 31, 2006

In October 2005, an individual converted 100,000 shares of Series B Preferred Stock into 100,000 shares of the Company's common stock.


B.       Warrants
         --------

During the nine months ended March 31, 2007, the Company granted a warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per share.

During the nine months ended March 31, 2007, the Company granted a warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per share.

The following table summarizes information with respect to stock warrants outstanding and exercisable at March 31, 2007:

                                        Warrants Outstanding                                Warrants Exercisable
                    ---------------------------------------------------------   -----------------------------------------
                                              Weighted            Weighted                                 Weighted
                           Number             Average             Average                                 Average
Range of Exercise    Outstanding as of        Remaining           Exercise      Number Exercisable as      Exercise
      Prices           March 31, 2007     Contractual Life          Price         of March 31, 2007         Price
-----------------   ------------------  -------------------  ----------------   ---------------------  -----------------
  $1.00 - $1.25            666,668           4.02 years      $        1.13               666,668       $     1.13
                    ------------------  -------------------  ----------------   ---------------------  -----------------

                           666,668           4.02 years      $        1.13               666,668       $     1.13
                    ==================  ===================  ================   =====================  =================

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


2.       Equity (continued)
         ------------------

B.       Warrants (continued)
         --------------------

The following table summarizes information with respect to stock warrants outstanding and exercisable at March 31, 2006:

                                        Warrants Outstanding                                Warrants Exercisable
                    ---------------------------------------------------------   -----------------------------------------
                                              Weighted            Weighted                                 Weighted
                           Number             Average             Average                                 Average
Range of Exercise    Outstanding as of        Remaining           Exercise      Number Exercisable as      Exercise
      Prices           March 31, 2007     Contractual Life          Price         of March 31, 2007         Price
-----------------   ------------------  -------------------  ----------------   ---------------------  -----------------

$1.00 - $1.30            1,866,668          2.74 years       $        1.26               1,866,668     $     1.26
                    ------------------  -------------------  ----------------   ---------------------  -----------------

                                            2.74 years       $        1.26               1,866,668     $     1.26
                    ==================  ===================  ================  ======================  =================


C.       Preferred Stock
         ---------------

As of March 31, 2007, the Company has the following classes of preferred stock issued and outstanding:

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



2.       Equity (continued)
         ------------------

C.       Preferred Stock (continued)
         ---------------------------

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

In 2007, an individual converted 33,333 shares of Series C into 33,333 shares of common stock.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



3.       Convertible Note Payable
         ------------------------

On February 13, 2006, the Company completed a private placement of a secured convertible debenture and warrants to an institutional investor, generating total gross proceeds of $1 million. The proceeds were received by the Company in three traunches: $350,000 on February 13, 2006; $350,000 on March 31, 2006; and $300,000 on June 9, 2006, and after the Company's registration statement on Form SB2 being declared effective on April 26, 2006. The debenture is secured by all of the Company's assets. The convertible debenture is convertible into the Company's common stock at $0.75 per share, subject to certain reset provisions. The conversion price is reset if the 10-day average closing bid price of the Company's stock is less than $0.75 per share within the 30 day period immediately following the registration statement being declared effective. The holder may reset the conversion price to 25% below such average price and again every four months thereafter should the price fall below $0.75 per share. The debenture, which bears an interest rate of 9%, matures two years from date of issuance. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the debenture is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the debenture is convertible at an exercise price of $1.25 per share. Said warrants have a five
(5) year term, the shares issuable thereunder are registrable, and have cashless exercise rights which expire upon said registration statement being declared effective.

In connection with the financing, the Company incurred finder's fee and legal costs. The issuance costs related to the convertible debenture as of March 31, 2007 totaled $82,000 in cash, and is being capitalized and amortized over the life of the debt. The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

    Warrant              Volatility       Discount Rate    Dividend      Expected          Value        Exercise Price
                                                            Yield          Life
-----------------     -----------------   -------------  -------------  ------------  --------------  -------------------
Traunch 1, February 21, 2006
Warrant A                 232.69%               4.88%               0       3.90      $     65,334    $        1.00
Warrant B                 232.69%               4.88%               0       3.90      $     64,167    $        1.25

Traunch 2,  April 11, 2006
Warrant A                 164.18%               4.90%               0       4.03      $     58,334    $        1.00
Warrant B                 164.18%               4.90%               0       4.03      $     57,167    $        1.25

Traunch 3, June 9, 2006
Warrant A                 149.23%               5.07%               0       4.19      $     48,000    $        1.00
Warrant B                 149.23%               5.07%               0       4.19      $     47,000    $        1.25


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007



3.       Convertible Note Payable (continued)
         ------------------------------------

Convertible debentures consist of the following at March 31, 2007:

     9% convertible subordinated debenture, due in 2008, convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.

                                                                          $   1,000,000
Less:  Discount being accreted
                                                                             (1,000,000)
      Net value of note                                                   --------------
                                                                                      -
Less:  Principal converted into common stock
Less:  Principal repayment                                                      (10,000)
Plus:  Prior years' accretion of discount                                       (80,000)
Plus:  Current period accretion of discount                                     110,148
                                                                                415,060
      Total carrying value of convertible debt at March  31, 2007         --------------
                                                                          $     435,208
                                                                          ==============

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

The February 21, 2006, April 11, 2006, and June 9, 2006 debentures will be treated as derivative liabilities until all such provisions are settled.

The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended March 31, 2007:

Interest expense on convertible debt                         $         75,524
Accretion of debt discount                                   $        415,060
Amortization of deferred financing cost                      $         57,561

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)
--------------------------------------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


3.       Convertible Note Payable (continued)
         ------------------------------------

9% Secured Convertible Debenture (continued)
--------------------------------------------

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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


Common Stock Issuable Upon Conversion
-------------------------------------

If the aggregate principal amount and accrued interest owing under the debentures is converted, without adjustment, the Company will issue 1,213,333 shares. In 2006, the holder converted $10,000 of the debt to equity. Beginning on September 1, 2006 and continuing through December 31, 2006, the Company made principal payments of $24,000 per month on the note, inclusive of a monthly redemption fee. In return, the holder agreed to waive its right to adjust its conversion price through December 31, 2006.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

     o In October 2004, the Board of Directors of the Company approved the 2004-2 Stock Compensation Plan. According to the terms of the 2004-2 Compensation Plan, the Company may issue up to 500,000 shares of its common stock to consultants or employees. As of March 31, 2007, all shares authorized by this Plan had been issued.

     o In January 2005, the Company cancelled a stock certificate representing 45,000 shares of its common stock issued to a former employee pursuant to the Company's 2002 Employee and Officer Retention and Recognition Plan. Concurrently, the Company caused a new certificate representing 45,000 shares of its common stock under the same plan to be issued to a current employee.

     o In February 2005, the Board of Directors of the Company approved the 2005-1 Consultant and Advisor Services Plan. According to the terms of the 2005-1 Plan, the Company may issue up to 400,000 shares of its Common stock to consultants or employees. As of March 31, 2007, all shares authorized by this Plan had been issued.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


4.       Stock-Based Compensation (continued)
         ------------------------------------

     o As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $81,360.

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

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" prior to the adoption of SFAS 123R for the nine months ended March 31, 2006:

                                                              March 31, 2006

Net income (loss) attributable to common shareholders       $    (1,174,829)

Plus: Stock-based employee and
      non-employee compensation expense
      included in reported net loss                                       -

Less: Stock-based employee and
      non-employee compensation expense
      determined under fair value based
      method for all awards                                        (116,438)
                                                            ----------------

          Pro forma                                         $    (1,291,267)
                                                            ================

Net gain (loss) per share - basic and diluted
      As reported                                           $         (0.11)
                                                            ================
      Pro forma                                             $         (0.12)
                                                            ================


The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                          None Months ended March 31,
                                   ---------------------------------------
                                          2007                 2006
                                   ------------------    -----------------
Risk-free interest rates                   5.4  %                5.4  %
Expected lives (in years)                   10                    10
Dividend yield                               -                     -
Expected volatility                       24.0  %               24.0  %

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


4.       Stock-Based Compensation (continued)
         ------------------------------------

The Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

The weighted-average estimated fair value of stock options granted during the nine months ended March 31, 2007 and 2006 was $0.69.

The table below presents information related to stock option activity for the nine months ended March 31, 2007 and 2006 (in thousands):

                                                                         Nine months ended March 31,
                                                                    --------------------------------------
                                                                          2007                 2006
                                                                    -----------------     ----------------
Total intrinsic value of stock options exercised                    $           0         $          0
Cash received from stock option exercises                           $           0         $          0
Gross income tax benefit from the exercise of stock options         $           0         $          0

A summary of stock option activity for the nine months ended March 31, 2007 is as follows:

                                                                                      Weighted Average
                                                                      Weighted           Remaining
                                                                      Average         Contractual Term      Aggregate Intrinsic
                                              Number of Shares     Exercise Price         (years)                  Value
                                              ----------------    ----------------  -------------------   ---------------------
Outstanding, June 30, 2006                       946,000          $        1.30              7.25         $      652,740
Granted                                           60,000          $        1.30              9.75         $       41,400
Forfeited                                        (21,000)         $        1.30              --           $      (14,490)
Exercised                                           --                     --                --                     --
                                              ----------------                                            ---------------------

Outstanding, March 31, 2007                      985,000          $        1.30              7.40         $      679,650

Exercisable, March 31, 2007                      867,087          $        1.30              7.25         $      598,290


5.       Related Party Transactions
         --------------------------

The Company has received advances from Wing Yu, and these advances bear no interest. Wing Yu was owed $15,825 and $617 as of March 31, 2007, and June 30, 2006, respectively.

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, the Company was required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of March 31, 2007, SharpManagement was due $73,627.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


6.       Notes Payable
         -------------

On October 30, 2006, Tupelo Investments Limited advanced $30,000 to the Company. The advance from Tupelo bears interest at 12% per annum and is payable on January 31, 2007. During the three months ended March 31, 2007, the advance and all accrued interest were repaid in full.


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

For the nine-months ended March 31, 2007 and 2006, total rent expense was $76,406 and $45,310, respectively.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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


9.       Subsequent Events
         -----------------

None.

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

We pride ourselves on being a pioneer in online content integration. Our industry is highly competitive. Price competition and service are the most significant features of the market in which we participate. We compete on a world-wide basis with other firms. Our strongest competitors are larger and financially stronger than us. We account for only a very small portion of the respective market. Our ability to compete effectively requires continuous development of new products and refinement of established products.

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

Results of Operations

Three and Nine Months Ended March 31, 2007 Compared to March 31, 2006
--------------------------------------------------------------------------------

Revenues. For the three and nine months ended March 31, 2007, gross revenues were approximately $822,208 and $2,147,033, respectively, for an increase of $359,880 and $841,960 (77.8% and 64.5%) respectively, for the same periods in 2006. $781,076 and $1,993,204 of the revenues we recorded for the three and nine months ended March 31, 2007, respectively, were cash or credit sales, which represented increases of $363,000 (86.8%) and $830,724 (71.5%) for cash and credit sales during the same periods in the prior year. $41,132 and $153,829 of the revenues we recorded for the three and nine months ended March 31, 2007, respectively, were bartered for advertising services. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue.

Costs of Revenues. Cost of goods sold for the three and nine-month period ending March 31, 2007 was approximately $111,649 and $340,811, respectively, for an increase of $29,343 and $94,558 (35.7% and 38.4%), respectively, over the same periods in 2006. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients as well as increased fees attributable to the increase in bandwidth traffic.

Business development. Business development expenses for the three and nine-month period ending March 31, 2007 were approximately $13,732 and $20,997, respectively, for a decrease of $2,467 and $14,795 (15.2% and 41.3%) respectively, over the same periods in 2006.


General and administrative. General and administrative expenses for the three and nine-month period ended March 31, 2007 were approximately $590,048 and $1,610,730, respectively, excluding of bartered advertising expense, for an increase of $217,707 and $490,473 (58.5% and 43.8%), respectively, over the same periods ending March 31, 2006. This $217,707 increase is primarily a result of an increase in payroll expense of approximately $106,067 (63.3%) from approximately $167,627 for the period ended March 31, 2006 to $273,694 for the period ended March 31, 2007, an increase in commission expense of approximately $7,911 (31.8%) from approximately $24,857 for the period ended March 31, 2006 to $32,768 for the period ended March 31, 2007, an increase in consulting expense of approximately $19,725 (904.8%) from approximately $2,180 for the period ended March 31, 2006 to $21,905 for the period ended March 31,2007, an increase in stock based salary of approximately $42,263 as a result of the Company's implementation of FASB 123R last quarter, an increase in telecommunication expense of approximately $6,485 (113.1%) from approximately $5,732 for the period ended March 31, 2006 to approximately $12,217 for the period ended March 31, 2007, and an increase rent expense of $24,527 (152.4%) from approximately $16,090 for the period ended March 31, 2006 to $40,617 for the period ended March 31, 2007.


Amortization and depreciation. Amortization and depreciation expenses for the three and nine-month period ended March 31, 2007 were approximately $55,378 and $167,390, respectively, for a slight increase of $314 and $2,891(0.6% and 1.8%) respectively, over the same periods ending March 31, 2006. Amortization of contracts purchased from CNET was $137,869 in both nine-month periods ended March 31 (no increase). Depreciation of property and equipment increased slightly from $9,107 and $26,630 in the three and nine months ended March 31, 2006 to $9,421 and $29,521 for the same periods ended March 31, 2007, an increase of $314 and $2,891 respectively or 3.5% and 10.9%. This increase was due to depreciation of $35,566 of equipment purchased during the year ended June 30, 2006. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Bad debt. Bad debt expense decreased to approximately $0 and $8,231 for the three and nine months ended March 31, 2007 from approximately $756 and $11,526 for the three and nine months ended March 31, 2006, a decrease of $756 and $3,295 or 100.0% and 28.6%, respectively.

Other income (expense). Other expense for the three and nine-month period ended March 31, 2007 was approximately ($588,884) and ($873,303), respectively, for a decrease of $139,383 and increase of $(131,883) 19.1% and (17.8%) respectively, over the same periods in 2006. The increase and decrease of other expenditures was primarily the result of the income and expenses related to the convertible note issued by us to Jade Special Strategy, LLC, and the related warrant and derivative liabilities. During the three- and nine-month periods ended March 31, 2007, the Company incurred amortization of deferred financing fees of $19,187 and $57,561 compared to $5,125 and $5,125 for the three and nine months ended March 31, 2006; Gain/(loss) on change in value of warrant liability of $(149,835) and $(142,834) while there was no equivalent expense in the same periods of the prior year; Gain/(loss) on change in value of derivative liability of $(284,444) and $(182,035) compared to Gain/(loss) of $(689,652) and $(689,652) in the same periods of the prior year; accretion of convertible note discount of $113,750 and $415,060 compared to accretion of convertible note discount of $21,875 and $21,875 during the same three and nine month period ending March 31, 2006; and an increase in interest expense from approximately $11,627 and $24,780 for the three and nine months ended March 31, 2006 to approximately $21,858 and $76,908 for the three and nine months ended March 31, 2007, representing increases of $10,231 (88.0%) and $52,128 (210.4%), respectively.


Liquidity and Capital Resources

For the nine months ended March 31, 2007, we had a loss from operations of ($1,020,658) compared to a loss from operating activities of ($1,137,986) for the nine months ended March 31, 2006. This decrease in operating losses of $117,328 (10.3%) was due primarily to an increase in revenues of $841,960 (64.5%) offset by an increase in operating expenses of $497,591 (34.2%), and an increase in costs of revenue of $94,558 (38.4%). The issuance costs related to the convertible debentures as of March 31, 2006 covering the first traunch totaled $82,000 in cash, and were to be capitalized and amortized over the life of the debt. The Company calculated the value of Warrant A, related to the proceeds received from the first traunch, being approximately $65,334 under the Black-Scholes option-pricing method (assumption: volatility 232.69%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the first traunch, being approximately $64,167 under the Black-Scholes option-pricing method (assumption: volatility 232.69%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the second traunch, being approximately $58,334 under the Black-Scholes option-pricing method (assumption: volatility 164.18%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the second traunch, being approximately $57,167 under the Black-Scholes option-pricing method (assumption: volatility 164.18%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the third traunch, being approximately $48,000 under the Black-Scholes option-pricing method (assumption: volatility 149.23%, risk free rate 5.07% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the third traunch, being approximately $47,000 under the Black-Scholes option-pricing method (assumption: volatility 149.23%, risk free rate 5.04% and zero dividend yield). The Company allocated the $1,000,000 in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debentures. The issuance costs allocated to the convertible debentures were deferred and amortized to interest expense over the life of the debt.


Net cash (used)/provided by financing activities was ($64,792) for the nine months ended March 31, 2007 compared to $55,916 for the nine months ended March 31, 2006, a cash decrease of $(120,708) (215.9%). The net cash (used)/provided by financing activities during the nine months ended March 31, 2007, included advances received from and repaid to our officers. Net cash (used)/provided by financing activities during the nine months ended March 31, 2007, included advances received from and repaid to officers, but also included payment on the issuance of the note issued to Jade Special Strategy, LLC of $80,000 plus receipt and repayment of $30,000 from Tupelo Investments.

The Company had a total stockholders' deficit of $1,126,005 on March 31, 2007 compared to stockholders deficit of $339,814 on June 30, 2006, a decrease of $786,191 (231.4%), resulting primarily from an increase in the accumulated deficit of $1,107,518 (4.8%) and offset by an increase in paid-in capital of $272,090 (1.2%) due to the recognition of services rendered in connection with the Subscription Receivable.

As of March 31, 2007, our working capital position declined by $606,047 (67.0%) to a negative $1,509,928 from a negative $903,881 at June 30, 2006. The Company's current ratio for the period ended March 31, 2007 is 0.31:1, from a ratio of 0.26:1 for the year ended June 30, 2006. The increase in our working capital deficit position is primarily from an increase in the value of the warrant liability of approximately $142,834 (72.4%) from the warrants issued in conjunction with the sale of the convertible note, an increase in the value of the derivative liability of approximately $182,035 (34.6%) from the sale of the convertible note, an increase in management fees due a related party of approximately $45,200 (159.0%), a $80,000 payment of convertible principal and a $457,951 (274.0%) increase in accounts receivable (net of reserve for doubtful accounts), offset by an increase in accounts payable of approximately $50,651 (43.1%), an increase in deferred revenue of approximately $83,981 (182.2%), an increase in notes payable due a related party of approximately $15,208 (2,464.8%), a decrease in the unamortized discount from the sale of the convertible note of approximately $415,060 (46.6%), a decrease in market value of short-term investments of $13,059 (91.6%), and a $84,099 (79.7%) decrease in prepaid expenses.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Accounts payable and accrued liabilities at March 31, 2007 consisted of the following:


===============================================================================-
Accounts payable and accrued expenses:                            $186,329
--------------------------------------------------------------------------------
Payroll and taxes payable:                                        $107,372
--------------------------------------------------------------------------------
Management fees due related parties:                              $73,627
--------------------------------------------------------------------------------
Notes payable related parties                                     $15,825
--------------------------------------------------------------------------------
Dividends payable:                                                $63,389
--------------------------------------------------------------------------------
 Total:                                                           $446,542

===============================================================================-

Fixed recurring General and Administrative expenses would be as follows:

================================================================================
                                                                Monthly Average
--------------------------------------------------------------------------------
Salaries and benefits:                                            $110,000
--------------------------------------------------------------------------------
Rent:                                                             $15,000
--------------------------------------------------------------------------------
Corp expenses:                                                    $5,000
--------------------------------------------------------------------------------
Office expenses:                                                  $5,000
--------------------------------------------------------------------------------
Accounting:                                                       $5,000
--------------------------------------------------------------------------------
Management fees:                                                  $10,000
--------------------------------------------------------------------------------
Total Monthly:                                                    $150,000

================================================================================


Estimated future cash requirements

Our estimate of net cash requirements for overhead for the next twelve months subsequent to March 31, 2007, is approximately $200,000 (includes the above fixed cost estimate of $150,000) a month for a twelve-month total of $2,400,000. The estimate of net cash inflow from operations for that time period is approximately $3,000,000.

We have generally financed our operations through the sale of our stock and from loans from our officers and related parties. On February 13, 2006, we entered into a Note and Warrant Purchase Agreement with an institutional investor for a $1,000,000 secured convertible note. We received the proceeds under three separate notes; $350,000 on February 13, 2006, $350,000 on March 31, 2006, and $300,000 on June 9, 2006. Unless converted earlier, each note is payable in full two years after issuance. On August 31, 2006, we entered into an agreement with the institutional investor under which we began paying down the balance due on the first note. As of March 31, 2007, the total balance on the notes due, not inclusive of interest, is $910,000.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced net losses from operations (before dividends) of $1,020,658 and $1,137,986 for the nine months ended March 31, 2007 and 2006, respectively. We have a working capital deficit of $1,509,928 as of March 31, 2007. The company's continued existence is dependent upon its ability to increase operating revenues and/or raise money from equity and debt financing.

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


                                   FINANCIALCONTENT, INC.
                                   Registrant


Date: May 15, 2007                 /S/ WING YU
                                   ---------------------------
                                   Wing Yu
                                   Chief Executive Officer


Date: May 15, 2007                 /S/ DAVE NEVILLE
                                   ---------------------------
                                   Dave Neville
                                   Chief Financial Officer