Form 10KSB
period 2007-06-30
FINANCIALCONTENT INC
filed 2007-09-28
CIK 1100360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2007

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

       101 Lincoln Centre Drive, Suite 410, Foster City, California 94404
       ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year: $2,849,139

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: as of September 19, 2007 the aggregate market value approximated $2.75 million.

     The total number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,982,610

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I

Item 1.  Description of Business

Business Development
--------------------

FinancialContent, Inc. (hereinafter "FinancialContent" or the "Company" or "we") is a Delaware corporation formed on October 15, 1996. We operate two wholly owned subsidiaries: FinancialContent Services, Inc. ("FinancialContent Services") and StreetIQ.com, Inc. ("StreetIQ").

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

Much of FinancialContent Services' early success may be attributed to our purchase of the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire division on July 18, 2003. CNET's Private Wire division provided a financial channel solution for Web sites and print publications that competed directly with us. In consideration for CNET's rights to the PrivateWire client contracts as well as customized indicies developed by CNET, we paid CNET $175,000 in cash and issued CNET 2,164,910 shares of our Series A preferred stock which are convertible up to 20% of the Company's then issued and outstanding common stock on a one-for-one basis and accrued quarterly dividend rights at $0.0055774 per share through December 31, 2006. Under the terms of the transaction, we also began licensing our services to CNET which we have continued to provide to CNET on an ongoing basis.

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

Competition
-----------

We pride ourselves on being a pioneer in online content integration. Our business is highly competitive. Price competition and service are the most significant features of the market in which we participate. We compete on a worldwide basis with other firms. Our strongest competitors are larger and financially stronger than us. We believe that we account for a very small portion of the respective market. Some of our competitors include MarketWatch, Thompson, Reuters, and Interactive Data. Our ability to compete effectively requires continuous development of new products and refinement of established products.

Content Partnerships
--------------------

We are engaged in a very  partnership-intensive  industry as  financial  data is compiled from a multitude of sources. Our key content partners include BusinessWire, Inc., CNNMatthews/MarketWire, Dow Jones & Company, Inc., Nasdaq/PrimeNewswire, Inc., PR Newswire Association LLC, Russell Investment Group, StreetInsider.com, Inc., and Telekurs Financial Information, Ltd. These and other partners provide a range of content that includes stock quotes, news, company profiles, SEC filings, historical data, and more. All strategic partnerships are contractual and have varying costs, duration, and fee structures. Acquisition of new content partners is an ongoing business development effort for us.

Customer Base
-------------

Our customer base represents a cross-section of many online businesses, including newspapers, television and radio stations, banks, brokerage firms, as well as corporate websites. Notable customers include ABC Television Group, AdvisorSites, BISYS Retirement Services, Cablevision/Optimum Online, Career Innovations, CBS Radio, Clear Channel, CMP Media, CNET Networks, 4INFO, Fox Interactive Media, Gannett, Hearst Media, McClatchy, Media General, Media News Group, NBC Universal, The Nielsen Company, Scripps, and WR Hambrecht.

We also actively develop and market a consumer website at www.StreetIQ.com operated under our wholly owned subsidiary StreetIQ. StreetIQ.com offers a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlights industry events and trade shows.

Employees
---------

FinancialContent currently employs fourteen full-time employees.

Item  2. Description of Property

In June 2002, we entered into a lease for a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. We continued to lease the facility under a series of extensions which terminated on August 18, 2006.

On August 19, 2006, we relocated our principal executive offices to a 4,809 square foot facility at 101 Lincoln Centre Drive, Suite 410, Foster City, California, 94404. The term of the lease is for 51 months. Rent was abated for the first 3 months of the lease term. All operations including system development, control and maintenance were performed at this facility. Upon execution and delivery of the lease we paid the landlord the sum of $44,242.80 which we booked as a prepaid expense constituting pre-paid base rent for month four, five, six, and seven of the initial lease term. The current monthly rent is $11,061 not inclusive of utilities and other fees. All operations including system development, control and maintenance were performed at this facility.

In December 2003, we leased a sales office in New York City for an initial six-month term that converted to month to month tenancy thereafter. In January 2005, after temporarily closing the office, we negotiated a one-year extension that terminated on December 31, 2005 which thereafter converted to a month to month tenancy. On February 28, 2006 we terminated the lease, and entered into a new lease for office space in White Plains, New York with an initial three month term. On April 10, 2006, the Company negotiated for a larger space and increased the term which expired on April 30, 2007. The lease has converted to a month to month tenancy. The monthly rent is $1,897.25, not inclusive of utilities and other fees.

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

On May 21, 2002, we issued a warrant to purchase 450,000 shares of our common stock to a firm pursuant to a Services Agreement of the same date, which services we allege were never delivered nor forthcoming. Accordingly, we cancelled this warrant in 2002. In 2004, this firm has attempted to exercise the warrant, which we have no intention of honoring. The firm has threatened litigation to compel us to honor the warrant. We do not record this warrant as outstanding, and we have not recorded a reserve in regards to this matter because we believe the outcome will not result in an adverse judgment against the Company. We have had no contact from this firm in the last two fiscal years.

On November 7, 2005, we received a letter from an attorney representing a former consultant to the Company demanding payment of 300,667 shares of our common stock based upon alleged services provided under the terms of a contract entered into between the parties. The Company disputes that any number of shares are due to this consultant. We have not recorded a reserve on this matter because we believe the claim to be without merit and accordingly believe any outcome will not result in an adverse judgment against the Company. We have had no contact from this consultant in the last fiscal year.

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

===================================================== ======== ========
Fiscal Year Ending June 2006                          LOW      HIGH
----------------------------------------------------- -------- --------
Quarter Ending September 30, 2005                     $0.60    $1.03
----------------------------------------------------- -------- --------
Quarter Ending December 31, 2005                      $0.40    $0.84
----------------------------------------------------- -------- --------
Quarter Ending March 31, 2006                         $0.53    $0.94
----------------------------------------------------- -------- --------
Quarter Ending June 30, 2006                          $0.34    $0.98
===================================================== ======== ========

===================================================== ======== ========
Fiscal Year Ending June 2007                          LOW      HIGH
----------------------------------------------------- -------- --------
Quarter Ending September 30, 2006                     $0.27    $0.59
----------------------------------------------------- -------- --------
Quarter Ending December 31, 2006                      $0.35    $0.79
----------------------------------------------------- -------- --------
Quarter Ending March 31, 2007                         $0.36    $0.65
----------------------------------------------------- -------- --------
Quarter Ending June 30, 2007                          $0.35    $0.57
===================================================== ======== ========


As of June 30, 2006, there were approximately 266 shareholders of record (in street name) of the company's Common Stock.

To date, the Company has not declared or paid dividends on its Common Stock.

Equity Compensation Plan Information
------------------------------------

The following table sets forth as of June 30, 2007 certain information with respect to compensation plans under which our equity securities are authorized for issuance, aggregated for compensation plans approved by security holders and those not approved by security holders.

============================ ========================== ========================== ==========================
Plan Category                Number of securities to    Weighted -average          Number of securities
                             be                         exercise                   remaining available for
                             issued upon exercise       price of                   future issuance under
                             of                         outstanding                equity compensation plans
                             outstanding options        options, warrants
                             warrants and               and
                             rights                     rights
                                                        (excluding securities
                                                        reflected in column (a))
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans    100,000                    45.91                      0
approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans    5,000,000                  n/a                        2,802,319
not approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------
                             2,700,000                  1.30                       215,000
============================ ========================== ========================== ==========================


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

Sale of Unregistered Stock
--------------------------

During the fiscal year ended June 30, 2007, the Company did not issue any securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

We have incurred net losses in both 2007 and 2006, and negative cash flows from operations in 2006. For the year ended June 30, 2007, we had a net loss attributable to common shareholders of $1,475,729. However, barring any unforeseen events or expenses, we believe that the continuing pace of adding new clients will make us cash flow positive on an operational basis by the end of the upcoming fiscal year.

Revenues. Gross Revenues increased from approximately $1,832,944 in the year ended June 30, 2006 to $2,849,139 in the year ended June 30, 2007, an increase in revenues of $1,016,195 (55.4%). In the years ended June 30, 2006 and 2007, all of our income was from subscription based fees and customization charges. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges upon collection. Fees received are amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service are recorded as deferred revenue. Cash based revenue increased from $1,648,043 in the year ended June 30, 2006, to $2,654,178 in the year ended June 30, 2007, an increase of $1,006,135 (61.1%). Non-cash revenues related to services provided in barter for advertising services increased from $184,901 in the year ended June 30, 2006, to $194,961in the year ended June 30, 2007, an increase of $10,060 (5.4%).

Cost of revenues. Cost of revenues increased from approximately $331,039 in the year ended June 30, 2006 to $465,977 in the year ended June 30, 2007, an increase in cost of revenues of $134,938 or 40.87%. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. However, as we grow our client base we have increased costs related to adding new website content necessary to attract a wider range of clients. In the year ended June 30, 2007, though we were able to reduce our bandwidth cost by $8,669 over the prior year, we added new content at an additional cost of $26,600, we spent and additional $16,347 to acquire premium services, we also paid a third party $22,500 to upgrade a customer's software platform, we had additional web site expense of $15,585, and incurred $61,074 in expense related to advertising revenue share.

General and Administrative. General and administrative expenses increased from approximately $1,630,069 for the year ended June 30, 2006 to approximately $2,186,299 for the year ended June 30, 2007, an increase of $556,230 or 34.1%. Our general and administrative expenses have generally increased including an increase of payroll expense of approximately $219,578 (32.1%) from approximately $683,191 for the year ended June 30, 2006 to $902,769 for the year ended June 30, 2007, an increase in payroll related expense of approximately $40,414 (35.3%) from approximately $114,340 for the year ended June 30, 2006 to $154,754 for the year ended June 30, 2007, an increase in salary bonuses of approximately $47,000 (100%) from approximately $0 for the year ended June 30, 2006 to $47,000 for the year ended June 30, 2007, an increase in consulting fees of approximately $51,095 (192.5%) from approximately $26,550 for the year ended June 30, 2006 to $77,645 for the year ended June 30, 2007, and an increase in rent expense of approximately $47,568 (68.5%) from approximately $69,457 for the year ended June 30, 2006 to $117,025 for the year ended June 30, 2007. Additionally, we recognized an employee option expense for the year ended June 30, 2007 in the approximate amount of $134,535 as a result of our adoption of FASB 123R.

On July 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. We adopted SFAS 123R under the modified prospective method, which requires the application of SFAS 123R in 2006 to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of July 1, 2006, shall be recognized by us as the remaining services are rendered.

Prior to July 1, 2006, we had adopted only the disclosure provisions of SFAS No.
123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal year ended June 30, 2006, no compensation cost has been recognized for our stock option plan other than for options issued to outside third parties. If we had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, our general and administrative expense would have increased proportionately for each such fiscal year prior to the year ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $222,759 for the year ended June 30, 2007 from approximately $220,678 for the year ended June 30, 2006, an increase of $2,081 or 0.9%. Amortization of contracts purchased from CNET was $183,825 in both years (no increase). Depreciation of property and equipment increased slightly from $36,853 in the year ended June 30, 2006, to $38,934 for the year ended June 30, 2007, an increase of $2,081 or 5.6%. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Business development. Business development expenses decreased from $40,366 in 2006 to $36,988 in 2007, a decrease of $3,378 (8.4%). This decrease was primarily due to the Company's launching a promoting and marketing campaign for StreetIQ's services in 2006. Expenses in marketing and promoting StreetIQ decreased from $22,146 in 2006 to $6,981 in 2007, a decrease of $18,39215,165
(83.168.5%).

Other income (expense). Net other income (expense) was approximately $117,584 for the year ended June 30, 2006 as compared to net other income (expense) of ($960,116) for the year ended June 30, 2007, an decrease of net other income (expense) of ($1,077,700) (916.5%). This decrease in net other income (expense) for the year ended June 30, 2007 was primarily the result of the amortization of the note sold to Jade Special Strategy, LLC ("Jade"), in the amount of $528,810, the amortization of the deferred financing costs in closing the transaction with Jade in the amount of $76,749, the loss recognized on the change in warrant liability from the warrant issued to Jade in the amount of $126,499, and the loss on the change in derivative liability from the note sold to Jade in the amount of $127,769. The increase in net other income (expense) is also a result of an increase in interest expense of approximately $64,002 (170.8%) from approximately $37,472 for the year ended June 30, 2006 to approximately $101,474 for the year ended June 30, 2007, and a decrease in other income of $5,402
(82.0%) from approximately $6,587 for the year ended June 30, 2006 to approximately $1,185 for the year ended June 30, 2007.

Bad debt. Our bad debt expense increased from $19,745 for the year ended June 30, 2006 to $214,438 for the year ended June 30, 2007, an increase of $194,693 or 986.1%. This increase is primarily the result of a writing down the value of on-line ad inventory originally estimated at $250,000, which we conservatively revalued to $44,000. The on-line ad inventory was provided to us by one of our clients for us to sell in partial consideration of our services. The on-line ad inventory is made up of ad views or impressions that a web site has to sell. An ad view, like an ad impression, is a single ad that appears on a web page when the page arrives at the viewer's display.

Liquidity and Capital Resources
-------------------------------

To date, we have financed our operations primarily through the revenues earned by FinancialContent Services and equity and debt financing. As of June 30, 2007, we had approximately $11,871 of cash, cash equivalents and short-term investments, and working capital deficit of $1,784,826. The working capital deficit increased by $880,945 (97.5%) from the previous fiscal year primarily as a result of a decrease in the unamortized discount on convertible notes of $528,810, an increase in accounts payable of $157,039, an increase in deferred revenue of $63,955, an increase in warrant liability of $126,499 and further increased by an increase in derivative liability of $127,769, offset by an increase in accounts receivable (net of reserve for doubtful accounts) of $324,756.

Net cash provided by operating activities was $102,198 for the year ended June 30, 2007 compared to cash used in operating activities of ($550,382) for the year ended June 30, 2006. This consisted of the net loss of $1,422,399, adjusted for the following non-cash expenses: deprecation of $38,934; amortization of intangible assests of $183,825; amortization of deferred financing fees of $76,749; accretion of discount on convertible debt of $528,810; increase in allowance for bad debt of $214,438; consulting expense of $201,400 related to subscrtiption receivable; salary expense of $134,535 in relation to the
Company's  Employee  Stock  Option  plan;  change in the  valuation  of  Warrant
Liability  of  $126,499;  and  change in  valuation  of  Derivative  Liabity  of
$127,769; combined with the non-cash changes to operating assets and liabilities: an increase in Accounts Receivable of $539,194 and a decrease in income taxes payable of $1,200, offset by: an increase in deposits of $4,795; increase in prepaid expenses of $93,050; increase in Accounts Payable of $157,039; increase in Accrued Liabilities of $9,177; increase in Management Fees Payable of $22,100; increase in Payroll and Payroll Tax Liabilities of $75,091; increase in Deferred Revenue of $63,955; and increase in Accrued Interest on Convertible Notes of $6,825.

Net cash used in investing activities increased from $35,566 in 2006 to $56,367 in 2007, an increase of $20,801 (58.5%). In both years, these activities consisted entirely of the purchase of property and equipment.

For the year ended June 30, 2006, we generated net cash (used) provided by financing activities of $575,707. Financing activities of the period ended 2006 were primarily a result from the sale of a $1,000,000 convertible note and related financing costs and from advances from (and repayments to) related parties. For the year ended June 30, 2007, net cash (used) provided by financing activities of ($39,446). Financing activities for the period ended 2007 were primarily a result of notes and advances from (and repayments to) related parties and cash payments on the convertible notes.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Based on annualized fourth quarter 2006-07 results with organic growth projected at 50%, we project the following income and expenses over the next 12 months:

             Operating Revenue                                   4,000,000
             Cost of Sales                                         680,000
                                                             -------------
             Gross Operating Profit                              3,320,000
             Selling, General & Administrative Expense          (2,988,000)
             Development Expense                                    (0,000)
                                                             -------------
             EBITDA - Op. Inc. Before Depreciation                 292,000
             Depreciation / Amortization                          (220,000)
                                                             -------------
             Operating Profit (Loss) After Depreciation             72,000

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

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses in both 2007 and 2006, and negative cash flows from operations in 2006. The company's continued existence is dependent upon its ability to increase operating revenues and/or raise money from equity and debt financing.

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

Cautionary statement regarding factors that may affect our business, financial condition and future results
-------------------------------------------------------------------------------

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

We are not currently profitable
--------------------------------------------------------------------------------

We have a history of losses and expect to continue to incur net losses at least through the year 2008. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

In addition, a substantial portion of our expenses, including most product development and selling and marketing expenses must be incurred in advance of revenue generation. If our projected revenue does not meet our expectations, then we are likely to incur a larger net loss than expected.

Competition
--------------------------------------------------------------------------------

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

Dependence on key personnel
--------------------------------------------------------------------------------

Our performance is substantially dependent upon the continued efforts and abilities of our executives and other key personnel. The loss of any of these individuals' services may have a materially adverse effect on our business. We do not currently have any insurance policies on any of our key personnel. If any of our key employees leave, the loss of their technological knowledge and industry expertise would seriously impede the development of new products and services and our ability to manage our business.

Competition for qualified personnel
--------------------------------------------------------------------------------

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

The Company may be unable to manage growth
--------------------------------------------------------------------------------

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

Government regulation and legal uncertainties
--------------------------------------------------------------------------------

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

Potential legal liabilities for distributing information
--------------------------------------------------------------------------------

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

Interruption of our service
--------------------------------------------------------------------------------

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

Risk of software failures
--------------------------------------------------------------------------------

Complex software like the software we develop may contain errors or defects, especially when first implemented, that may be very costly to correct. Defects or errors also could result in downtime and our business could suffer significantly from potential adverse customer reaction, negative publicity and harm to our reputation.

Control by principal unit holders, executive officers and managers
--------------------------------------------------------------------------------

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

The price of our common stock is subject to wide fluctuation
--------------------------------------------------------------------------------

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

We have a substantial number of shares of common stock
--------------------------------------------------------------------------------

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

Ownership of our common stock is concentrated in a small group
--------------------------------------------------------------------------------

As of June 30, 2007, 50.12 percent of our outstanding common stock is held by seven stockholders. Wilfred Shaw, our chairman of the board or directors, holds directly and indirectly 30.55 percent of our outstanding common stock. Additionally, Wilfred Shaw and Wing Yu hold 3,000,000 and 1,000,000 shares, respectively, of our Series D preferred stock that has one for ten voting rights with the common stock. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of the Company and their affiliates, on the other, create potential for conflicting interests.

Item  7.  Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit to under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In February 2006, we announced that our year end financial statements were to be restated, relating to an error in not accounting for the beneficial conversion feature in the issuance of our preferred convertible stock in the year ended June 30, 2004. Our conclusion to restate resulted in affecting our assessment regarding our controls, and that they were not effective for the 12 months ending June 30, 2006.

Changes in Internal Controls over Financial Reporting. During the most recent fiscal year, there have not been any changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Internal Controls
-----------------------------------------------------

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

There were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In February 2006, the Company remediated the material weakness in internal control over financial reporting by having its Chief Executive Officer in addition to its Chief Financial Officer review in detail all adjustments affecting the issuances of convertible securities.

Item 8B.  Other Information.

None

                                    PART III

Item  9.  Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

The Company's current officers and directors consist of the following persons:

---------------------------- --------- ------------------------------------------- ------------
Name                         Age       Office                                      Since
---------------------------- --------- ------------------------------------------- ------------
Wilfred Shaw                 37        Chairman and CSO                            1996
---------------------------- --------- ------------------------------------------- ------------
Owen M. Naccarato            58        Director                                    1999
---------------------------- --------- ------------------------------------------- ------------
Wing Yu                      38        Director and CEO                            2000
---------------------------- --------- ------------------------------------------- ------------
Dave Neville                 44        President, General Counsel, and CFO         2000
---------------------------- --------- ------------------------------------------- ------------
Gregg Fidan                  31        Director                                    2001
---------------------------- --------- ------------------------------------------- ------------

Wilfred Shaw is our Chief Strategy Officer and Chairman of our Board of Directors. Previously, he served as the company's Chief Executive Officer for approximately 5 years. As the Chief Executive Officer, he was responsible for the incubating and investing in numerous specialty technology startups such as FinancialContent Services, Inc. Earlier in his career, Mr. Shaw was the Vice President of Business Development at Intertech Group, a conglomerate of small companies based in Asia. He also worked as Vice President of Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay Area. Mr. Shaw has served on the Boards of Advisors of several private investment and technology companies. He has a Bachelor of Arts in Economics and Political Science with a minor in Psychology from Saint Mary's College. We have entered into a consulting contract with SharpManagement.com, LLC, for the services of Mr. Shaw to perform the duties of the Chief Strategy Officer in exchange for $10,000 per month.

Wing Yu is our Chief Executive Officer and one of our four directors. Prior to this position, Mr. Yu was our Chief Operating Officer. He has also held a variety of other senior positions within the Company, including the Vice President of Web Development. Prior to joining the financial data and technology industry, Mr. Yu spent his early professional career within the educational field working as an educator and a freelance Apple Macintosh developer for 6 years. He also worked for Ticketmaster CitySearch.com, Inc. coordinating online advertising. Mr. Yu holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology. Mr. Yu's annual salary is currently $180,000.

Owen Naccarato is one of our directors. Owen Naccarato, Esq., CPA and MBA has for the last ten years been a practicing attorney specializing in corporate and securities law. Prior to practicing law, Mr. Naccarato held various high level financial and operating positions with fortune 50 firms. Mr. Naccarato is a member of the American Bar Association, the California State Bar Association, the Orange County and the Los Angeles County Bar Associations and their respective corporate law sections. In addition to having a JD in law, Mr. Naccarato earned a BS in Accounting from Northern Illinois University, an MBA from DePaul University (Chicago) and is a certified public accountant, having articulated in the State of Illinois. Mr. Nacarrato currently serves on the board of South Texas Oil Company.

Gregg Fidan is our former Vice President of Product Development and one of our directors. In March of 2005 he resigned as an employee of the Company. Mr. Fidan is the founder of BuckInvestor, Inc, a leading investment information portal for long-term investors, which we acquired in 1999 which coincided with Mr. Fidan joining our company as an officer and director. Prior to this time, Mr. Fidan was co-founder of Adtech Promotions, a regional marketing and development firm specializing in online usability and search engine optimization. He has been recognized in such leading publications as Money Magazine, Bloomberg, CNBC, Online Investor Magazine, and several national newspapers. Mr. Fidan holds a degree in Business Administration with a concentration in Finance from North Carolina State University. Mr. Fidan is currently serving on our board without compensation.

Dave Neville is our President and General Counsel. Mr. Neville is responsible for the Company's corporate operations and financing activities. Prior to joining FinancialContent, Mr. Neville practiced law in San Francisco. His experience spans the areas of corporate governance, licensing, tax laws, securities, employment and investor relations. He has worked extensively with private and publicly-traded companies in the financial services industry. Mr. Neville is compensated for his time provided to the Company.

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

To the Company's knowledge, no officers, directors and 10% beneficial owners have filed form 5 during the current fiscal year.

Code of Ethics  for the Chief  Executive  Officer  and the  Principal  Financial
Officer
--------------------------------------------------------------------------------

On September 26, 2004, the Board of Directors of the Company adopted the Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which was included as exhibit 14.1 with the June 30, 2004 Form 10KSB/A.

Item 10.  Executive Compensation

Summary Compensation Table
--------------------------

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended June 30, 2007 and 2006, respectively, to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

----------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
                                                                Non-Equity
                                                                Incentive     Nonqualified
     Name and                                 Stock     Option  Plan          Deferred      All Other
     principal            Salary     Bonus    Awards    Awards  Compensation  Compensation  Compensation
     position    Year      ($)        ($)       ($)      ($)        ($)       Earnings ($)       ($)         Total ($)
==============  ======  =======  ===========  ========  ======  ============  ============  =============  ===========
Wing Yu CEO      2007   140,000     4,000         0         0         0             0             0          144,000
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
Wing Yu, CEO     2006   110,000         0         0         0         0             0             0          110,000
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
Wilfred Shaw,    2007   120,000         0         0         0         0             0             0          120,000
CSO
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
Wilfred Shaw,    2006   120,000(1)      0         0         0         0             0             0          120,000
CSO
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
George Katsch,   2007    99,997     2,000         0         0         0             0        48,686(2)       150,683
VP
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
George Katsch,   2006    89,749         0         0         0         0             0         9,075(2)        98,824
VP
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
Mark Dierolf,    2007   102,000    22,500         0         0         0             0             0          124,500
VP
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
Mark Dierolf,    2006    82,300         0         0         0         0             0             0           82,300
VP
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
Brian Deweese,
Dir. Of          2007    94,417    14,000         0         0         0             0             0          108,417
Operations
--------------  ------  -------  -----------  --------  ------  ------------  ------------  -------------  -----------
Brian Deweese,
Dir. Of          2006    69,750    11,790         0         0         0             0             0           81,540
Operations
==============  ======  =======  ===========  ========  ======  ============  ============  =============  ===========

(1) On March 30, 2006, the Company paid SharpManagement $213,500 for unpaid fees due through March 31, 2006.
(2) Commissions payable on 10% of cash receipts on sales.

Narrative Disclosure to Summary Compensation Table
--------------------------------------------------

Employee Agreements

Wilfred Shaw: Under the original terms of the Management and Consulting Agreement effective May 17, 2000 executed by and between the Company and Sharpmanagement.com, LLC ("SharpManagement"), the Company paid SharpManagement $15,000 per month to secure the services of Mr. Shaw as the Company's Chief Executive Officer. Effective April 1, 2001, payments were reduced to $5,000 per month and Mr. Shaw became the Company's Chief Strategy Officer. Mr. Shaw is the managing and sole member of SharpManagement. The Company issued 1,036,584 shares of its common stock as payment under the Consulting and Management Agreement valued at $165,000 for services provided from January 1, 2001 through March 31, 2003. The Company has continued to renew its agreement with Sharpmanagement and increased the monthly fee to $10,000 per month effective January 1, 2005. As recently as January 2006 the Company agreed to renew the agreement with Sharpmanagement at the current rate of $10,000 per month through the current year. In April 2006, the Company paid Sharpmanagement $213,500 for unpaid and accrued fees past services through date of said payment.

Wing Yu: Mr. Yu was promoted to Chief Operating Officer on May 11, 2000. Upon joining the Company, he earned an annual salary of $120,000 and received a signing bonus of $6,800. However, during the fiscal year ended June 30, 2001, Mr. Yu accepted a salary reduction to $72,000 per year, and concurrently accepted a promotion to Chief Executive Officer. Mr. Yu's current annual salary is $180,000.

George Katsch: Mr. Katsch is our Vice President of Sales. We hired Mr. Katsch on March 1, 2005. Pursuant to his written employment, we pay Mr. Katsch a monthly salary of $8,333 plus commissions of 10% on a cash receipts basis over the first two years on each of his sales. In addition, we agreed to grant him an option to purchase 650,000 shares of our common stock under our 2004 Stock Option Plan ("Plan").

Mark Dierolf: Mr. Dierolf is our Vice President of Technology. Mr. Dierolf was originally hired by us in 2000. Mr. Dierolf is employed under a written contract. His current monthly salary is $8,5000.

Brian Deweese: Mr. Deweese is our Director of Operations. Mr. Deweese was originally hired by the Company in 2002 under a written contract. His current monthly salary is $8,000.

Outstanding Equity Awards at Fiscal Year-end
--------------------------------------------

The following table sets forth certain summary information regarding outstanding equity awards as of June 30, 2007 to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

                                              OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
   ---------------------------------------------------------------------------------------------------------------------------------
                            OPTION AWARDS                                                          STOCK AWARDS
   ---------------------------------------------------------------------------------- ---------- --------- ------------ -----------
                                                                                                                        Equity
                                                                                                                        Incentive
                                                                                                           Equity       Plan
                                                                                                           Incentive    Awards:
                                                                                                 Market    Plan         Market
                                                                                      Number     Value     Awards:      or
                                                Equity                                of         of        Number       Payout
                                                Incentive                             Shares     Shares    of           Value of
                                                Plan                                  or         or        Unearned     Unearned
                                                Awards:                               Units      Units     Shares,      Shares,
                Number of     Number of         Number of                             of         of        Units or     Units or
                Securities    Securities        Securities                            Stock      Stock     Other        Other
                Underlying    Underlying        Underlying                            That       That      Rights       Rights
                Unexercised   Unexercised       Unexercised   Option                  Have       Have      That         That
                Options       Options           Unearned      Exercise   Option       Not        Not       Have Not     Have Not
                (#)           (#)               Options       Price      Expiration   Vested     Vested    Vested       Vested
   Name         Exercisable   Unexercisable(1)  (#)           ($)        Date            (#)        ($)       (#)          (#)
   ------------ ------------- ----------------- ------------- ---------- ------------ ---------- --------- ------------ -----------
   Wing Yu       200,000      450,000            -             1.30      06/04/1      4  -          -         -           -
   ------------ ------------- ----------------- ------------- ---------- ------------ ---------- --------- ------------ -----------
   Wilfred       0            0                  -             -          -               -         -         -            -
   Shaw
   ------------ ------------- ----------------- ------------- ---------- ------------ ---------- --------- ------------ -----------
   George        0            0                  -             -          -               -         -         -            -
   Katsch
   ------------ ------------- ----------------- ------------- ---------- ------------ ---------- --------- ------------ -----------
   Mark         75,000        225,000           -             1.30       06/04/1      4  -          -         -            -
   Dierolf
   ------------ ------------- ----------------- ------------- ---------- ------------ ---------- --------- ------------ -----------
   Brian        125,000       70,000            -             1.30       06/04/1      4  -          -         -            -
   Deweese
   ------------ ------------- ----------------- ------------- ---------- ------------ ---------- --------- ------------ -----------

(1) Number of securities underlying unexercised options unexercisable are allocated across over three separate vesting schedules and in various amounts: upon issuer listing on senior exchange, a change in ownership of the issuer, or at the discretion of the issuer's compensation committee.

Compensation of Directors
-------------------------

                 =================================================================================================
                             Fees                           Non-Equity    Non-Qualified
                             Earned or                      Incentive     Deferred          All
                             Paid in     Stock    Option    Plan          Compensation      Other
                             Cash        Awards   Awards    Compensation  Earnings          Compensation  Total
                 Name        ($)         ($)      ($)       ($)           ($)               ($)           ($)
                 (a)         (b)         (c)      (d)       (e)           (f)               (g)           (j)
                 ----------- ----------- -------- --------- ------------- ----------------- ------------- --------
                 Wing Yu         0          0        0         0             0                 0             0
                 ----------- ----------- -------- --------- ------------- ----------------- ------------- --------
                 Wilfred         0          0        0         0             0                 0             0
                 Shaw
                 ----------- ----------- -------- --------- ------------- ----------------- ------------- --------
                 Gregg Fidan     0          0        0         0             0                 0             0
                 ----------- ----------- -------- --------- ------------- ----------------- ------------- --------
                 Owen            0          0        0         0             0                 0             0
                 Naccarato
                 =================================================================================================

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Owners of Certain Beneficial Owners.
---------------------------------------------

The following table sets forth certain summary information regarding those persons known by us to be a beneficial owner of more than 5% of our voting common stock as of September 20, 2007.

================================================================================
    Title of class         Name and address of       Amount        Percent
                            beneficial owner        and nature     of class
                                                        of          (%)(1)
                                                    beneficial
                                                    ownership
---------------------- --------------------------- --------------- -------------
                       CNET Networks, Inc.
Class A Common         235 Second Street
                       San Francisco, CA 94105      2,239,910(2)     16.94
---------------------- --------------------------- --------------- -------------
                       Jade Special Strategy, LLC
                       1175 Walt Whitman Road,
Class A Common         Suite                        2,079,993(3)     15.92
                       100
                       Melville, New York 11747
---------------------- --------------------------- --------------- -------------
                       Times Square International
                       145 Traders Blvd. E, #40
Class A Common         Mississaauga Ontario           618,691         5.63
                       LAZ 3L3
                       Canada
================================================================================

(1) These percentages are based upon 10,982,610 shares of our common stock outstanding as of September 20, 2007 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or other rights. Additionally, the 10,982,610 does not include the 4,000,000 shares of the Company's Series D preferred stock issued to Wilfred Shaw and Wing Yu, who hold 3,000,000 and 1,000,000 shares of such stock, respectively. Each holder of Series D Preferred Stock are entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted.
(2) Represents 2,239,910 shares of our Series a convertible preferred stock held by CNET Networks, Inc. which shares are convertible upon the election of the holder on a one to one basis.
(3) Represents a Note and Warrant Purchase Agreement for the sale of a $1,000,000 secured convertible note (the "original note"). The secured convertible note bears interest at a rate of 9% per annum, matures two years from the date of issuance, and is convertible in whole or in part into registrable shares of the Company's common stock at $0.75 per share. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the note is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the note is convertible at an exercise price of $1.25 per share. The above table assumes a total amount outstanding on the note of $910,000, plus an additional $150,000 on another note issued to Jade on August 20, 2007, with identical terms as the original note issued to Jade, as amended. 666,666 shares of the 2,079,993 are issuable upon exercise of the warrants issued under the original note.

The following table sets forth certain summary information regarding our voting common stock beneficially owned by our directors, our executive officers identified above, and our directors and executive officers as a group as of September 20, 2006.

================================================================================
  Title of class      Name of beneficial        Amount and     Percent
                            owner               Nature of     of class(1)
                                               Beneficial
                                                ownership
------------------ ------------------------- ----------------- ------------
                   Wilfred Shaw
                   101 Lincoln Centre
Class A Common     Drive, Suite410
                   Foster City, CA 94404     2,229,765(2)       20.30
------------------ ------------------------- ----------------- ------------
                   Asia Pacific Ventures
                   Suite 13, 16th Floor
Class A Common     Kinwick Center,           1,125,780(3)       10.25
                   32 Hollywood Road
                   Central Hong Kong, H.K.
------------------ ------------------------- ----------------- ------------
                   Wing Yu
                   101 Lincoln Centre
Class A Common     Drive, Suite 410            635,889(4)(5)     5.69
                   Foster City, CA 94404
------------------ ------------------------- ----------------- ------------
                   Gregg Fidan
                   101 Lincoln Centre
Class A Common     Drive, Suite 410            838,557           7.64
                   Foster City, CA 94404
------------------ ------------------------- ----------------- ------------
                   Mark Dierolf
                   101 Lincoln Centre
Class A Common     Drive, Suite 410            628,657(6)        5.69
                   Foster City, CA 94404
------------------ ------------------------- ----------------- ------------
                   Brian Deweese
                   101 Lincoln Centre
Class A Common     Drive, Suite 410            190,000(7)        1.71
                   Foster City, CA 94404
------------------ ------------------------- ----------------- ------------
                   Dave Neville
                   101 Lincoln Centre
Class A Common     Drive, Suite 410            280,609(8)        2.53
                   Foster City, CA 94404
------------------ ------------------------- ----------------- ------------
Class A Common     Directors and Officers    5,929,257(9)       51.52
                   as a Group
================================================================================

(1) These percentages are based upon 10,982,610 shares of our common stock outstanding as of September 20, 2007 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or other rights. Additionally, the 10,982,610 does not include the 4,000,000 shares of the Company's Series D preferred stock issued to Wilfred Shaw and Wing Yu, who hold 3,000,000 and 1,000,000 shares of such stock, respectively. Each holder of Series D Preferred Stock are entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted.
(2) See note 1.
(3) Asia Pacific Ventures is a related party to Wilfred Shaw.
(4) See note 1.
(5) 200,000 of the 635,889 shares listed represents shares vested and exercisable under an option within the next 60 days.
(6) 75,000 of the 628,657 shares listed represents shares vested and exercisable under an option within the next 60 days.
(7) 125,000 of the 190,000 shares listed represents shares vested and exercisable under an option within the next 60 days.
(8) 125,000 of the 280,609 shares listed represent shares vested and exercisable under an option within the next 60 days.


Item  12. Certain Relationships and Related Transactions.

A.       Wing Yu

The Company has received advances and loans from Wing Yu, and these advances and loans bear no interest. During the year ended June 30, 2007, Wing Yu advanced $50,767 to the Company. As of June 30, 2007, Wing Yu is owed $41,171 by the Company.

B. Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005 and renewed effective January 1, 2006, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. The current balance owed to Sharpmanagment is $50,527.

Item  13.  Exhibits and Reports on Form 8-K

(a)       Exhibits

31.1      Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2      Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1      Certification  of the Chief  Executive  Officer  and  Chief  Financial
          Officer   pursuant   to  18   U.S.C.ss.1350   (Section   906   of  the
          Sarbanes-Oxley Act of 2002)

(b) Reports on Form 8-K

February 5, 2007   Items 4.01: Change in registered certified accountant


Item 14.  Principal Accountant Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP (formerly "Pohl, McNabola, Berg & Co., LLP):

                         For the Year Ended June 30,
--------------------------------------------------------------------------------
                                     2007                               2006
--------------------------------------------------------------------------------
Audit Fees (1)                  $   64,407                          $   44,782
--------------------------------------------------------------------------------
Audit-Related Fees                    --                                  --
--------------------------------------------------------------------------------
Tax Fees                              --                                   125
--------------------------------------------------------------------------------
All Other Fees (2)                     813                              40,903
--------------------------------------------------------------------------------
Total Fees                      $   65,220                          $   85,810
--------------------------------------------------------------------------------

1. "Audit Fees" consisted of fees billed for services rendered for the audit of the Company's annual financial statements and audit related fees are for review of the financial statements included in the Company's quarterly reports on Form 10-QSB.
2. "Other Fees" consisted of fees primarily associated with the filing of registration statements, and amending our 10KSBs for the periods ending in June 30, 2004 and 2005 and our 10QSB for the quarter ended September 30, 2005 per comments received from the SEC related to the beneficial conversion feature in the convertible preferred stock we issued during its fiscal year ended June 30, 2004.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FinancialContent, Inc.

                                    By: /s/   Wing Yu
                                        --------------------------------------
                                              Wing Yu Chief Executive Officer

                                    Dated: September 28, 2007


         In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/   Wing Yu                       September 28, 2007
--------------------------
Wing Yu
Chief Executive Officer
Director


/s/   Wilfred Shaw                  September 28, 2007
--------------------------
Wilfred Shaw
Chief Strategy Officer
and Director


/s/   Dave Neville                  September 28, 2007
--------------------------
Dave Neville
Chief Financial Officer
President
General Counsel


/s/   Gregg Fidan                   September 28, 2007
--------------------------
Gregg Fidan
Director

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2007 AND 2006

                             FINANCIALCONTENT, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2007 AND 2006






                                 C O N T E N T S



Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheets                                              2 - 3

Consolidated Statements of Operations and Comprehensive Loss                 4

Consolidated Statements of Changes in Shareholders' Equity (Deficit)     5 - 6

Consolidated Statements of Cash Flows                                    7 - 8

Notes to Consolidated Financial Statements                              9 - 36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
FinancialContent, Inc.


We have audited the accompanying consolidated balance sheets of FinancialContent, Inc., a Delaware Corporation, as of June 30, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for each of the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FinancialContent, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2007 and 2006, and as of June 30, 2007, has an accumulated deficit of $24,367,059 and a working capital deficit of $1,784,826. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/ PMB + Helin Donovan, LLP
--------------------------------
PMB + Helin Donovan, LLP
San Francisco, California
September 26, 2007

                             FINANCIALCONTENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2007 AND 2006


                                    ASSETS                          2007           2006
                                    ------                      -----------    -----------
Current Assets:
     Cash and cash equivalents                                  $    10,680    $     4,295
     Short-term investments in marketable securities                  1,191         14,250
     Accounts receivable - trade (net of reserve for doubtful
        accounts of $236,609 and $22,171, respectively)             491,916        167,160
     Prepaid expenses                                                12,423        105,473
     Deposits                                                        18,437         23,232
                                                                -----------    -----------

        Total Current Assets                                        534,647        314,410
                                                                -----------    -----------

Property and Equipment :
     Office furniture                                                22,945         15,806
     Equipment                                                      253,234        204,006
     Software                                                         5,992          5,992
                                                                -----------    -----------

        Property and Equipment, cost                                282,171        225,804

     Accumulated depreciation                                      (208,086)      (169,151)
                                                                -----------    -----------

        Property and Equipment, net                                  74,085         56,653
                                                                -----------    -----------

Other Assets:
     Long-term investments                                            6,612          6,612
     Deferred financing fees (net of amortization of $97,097
        and $20,348, respectively)                                   56,403        133,152
     Purchased contracts - CNET (net of amortization
        of $855,321 and $671,496, respectively)                     183,825        367,650
                                                                -----------    -----------

        Total Other Assets                                          246,840        507,414
                                                                -----------    -----------

           Total Assets                                         $   855,572    $   878,477
                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                                               (continued)


                                          FINANCIALCONTENT, INC.
                                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                       AS OF JUNE 30, 2007 AND 2006


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------                                2007             2006
                                                                                   ------------    ------------
Current Liabilities:
     Accounts payable                                                              $    274,488    $    117,449
     Management fees due to related party                                                50,527          28,427
     Payroll and taxes payable                                                          112,280          37,189
     Other accrued expenses                                                              17,409           9,431
     Deferred revenue                                                                   110,050          46,095
     Related party advances                                                              41,171             617
     Convertible notes payable                                                          910,000         990,000
     Unamortized discount on convertible notes                                         (361,042)       (889,852)
     Accrued interest on convertible notes payable                                        6,825            --
     Warrant liability                                                                  323,666         197,167
     Derivative liability                                                               653,201         525,432
     Liabilities of discontinued operations                                             117,509         117,509
     Dividend payable                                                                    63,389          38,827
                                                                                   ------------    ------------

         Total Current Liabilities                                                    2,319,473       1,218,291
                                                                                   ------------    ------------

Stockholders' Equity:
     Preferred stock, $0.001 par value;  200,000,000 shares authorized Preferred stock Series A, $0.001 par value; 2,239,910
            shares issued and outstanding                                                 2,240           2,240
         Preferred stock Series B, $0.001 par value; 600,000
            shares issued and outstanding                                                   600             600
         Preferred stock Series C, $0.001 par value; 1,134,668 and
            1,168,001 shares issued and outstanding, respectively                         1,135           1,168
         Preferred stock Series D, $0.001 par value; 4,000,000
            shares issued and outstanding                                                 4,000           4,000
     Common stock, $0.001 par value; 900,000,000 shares authorized;
         10,982,610 and 10,949,277 issued and outstanding, respectively                  10,982          10,949
     Additional paid-in-capital                                                      23,008,704      22,672,769
     Accumulated other comprehensive loss                                              (124,503)       (111,444)
     Accumulated deficit                                                            (24,367,059)    (22,920,096)
                                                                                   ------------    ------------

         Total Stockholders' Equity                                                  (1,463,901)       (339,814)
                                                                                   ------------    ------------

            Total Liabilities and Stockholders' Equity                             $    855,572    $    878,477
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.


                             FINANCIALCONTENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006


                                                                2007             2006
                                                            ------------    ------------
Revenues:
      Net revenues                                          $  2,654,178    $  1,648,043
      Barter revenues (non-cash)                                 194,961         184,901
                                                            ------------    ------------
         Total Revenues                                        2,849,139       1,832,944

Costs of revenues (depreciation expense
      is not included in cost of revenues)                      (465,977)       (331,039)


Operating Expenses:
      Business development                                        36,988          40,366
      General and administrative                               2,186,299       1,630,069
      Bad debt                                                   214,438          19,745
      Advertising expense - barter (non-cash)                    182,961         162,828
      Amortization and depreciation                              222,759         220,678
                                                            ------------    ------------
         Total Operating Expenses                              2,843,445       2,073,686
                                                            ------------    ------------

         Loss from Operations                                   (460,283)       (571,781)
                                                            ------------    ------------

Other Income (Expense):
      Other income                                                 1,185           6,587
      Amortization of deferred financing costs                   (76,749)        (20,348)
      Gain/(loss) on change in warrant liability                (126,499)         93,334
      Gain/(loss) on change in derivative liability             (127,769)        184,067
      Amortization of note discount                             (528,810)       (110,148)
      Gain on investment                                            --             1,564
      Interest expense                                          (101,474)        (37,472)
                                                            ------------    ------------

         Total Other Income(Expense)                            (960,116)        117,584
                                                            ------------    ------------

      Net Loss before Taxes                                   (1,420,399)       (454,197)

         Provision for income tax                                 (2,000)         (1,200)
                                                            ------------    ------------

      Net Loss from Operations                                (1,422,399)       (455,397)

         Preferred stock dividend                                (24,564)        (49,124)
                                                            ------------    ------------

            Net Loss Attributable to Common Stockholders      (1,446,963)       (504,521)
                                                            ------------    ------------

Other comprehensive income:
      Unrealized gain/(loss) on securities                       (13,059)        (62,296)
                                                            ------------    ------------

Comprehensive Loss                                          $ (1,460,020)   $   (566,817)
                                                            ============    ============


Net loss per share from continuing operations (basic and
diluted)                                                    $      (0.13)   $      (0.05)
Net loss per share from cash dividend (basic and diluted)          (0.00)          (0.00)
                                                            ------------    ------------
      Total loss per share (basic and diluted)              $      (0.13)   $      (0.05)
                                                            ============    ============

Shares used in per share calculation (basic and diluted)      10,962,154      10,443,157
                                                            ============    ============


   The accompanying notes are an integral part of these financial statements.


                             FINANCIALCONTENT, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
[split table]

                                                        Preferred Stock              Preferred Stock
                                                            Series A                    Series B
                                                    -----------------------    -------------------------
                                                       Shares      Amount        Shares         Amount
--------------------------------------------------- ----------- -----------   -----------    -----------


Balance, June 30, 2005                                2,239,910 $     2,240     1,033,334    $     1,033
                                                    =========== ===========   ===========    ===========

Net loss from operations during the period                 --          --            --             --
Net unrealized gain (loss) on securities, net              --          --            --             --
Conversion of preferred stock                              --          --        (433,334)          (433)
Conversion of note principal                               --          --            --             --
Compensation expense recognized on subscription
receivable                                                 --          --            --             --
Realize prior period other comprehensive losses            --          --            --             --
Dividends                                                  --          --            --             --
--------------------------------------------------- ----------- -----------   -----------    -----------

Balance, June 30, 2006                                2,239,910 $     2,240       600,000    $       600
                                                    =========== ===========   ===========    ===========

      Net loss from operations during the period          --            --           --             --
      Net unrealized gain (loss) on securities, net       --            --           --             --
      Conversion of preferred stock                       --            --           --             --
      Compensation expense recognized
        on subscription receivable                        --            --           --             --
      Compensation expense recognized
        on employee stock option plan                     --            --           --             --
      Dividends                                           --            --           --             --
                                                    ----------- -----------   -----------    -----------

Balance, June 30, 2007                                2,239,910 $     2,240       600,000    $       600
                                                    =========== ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                      F-5A-


                             FINANCIALCONTENT, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                           Preferred Stock               Preferred Stock
                                                               Series C                     Series D
                                                      --------------------------    -------------------------
                                                        Shares         Amount         Shares        Amount
---------------------------------------------------   -----------    -----------    -----------   -----------

Balance, June 30, 2005                                  1,301,334    $     1,301      4,000,000   $     4,000
                                                      ===========    ===========    ===========   ===========

Net loss from operations during the period                   --             --             --            --
Net unrealized gain (loss) on securities, net                --             --             --            --
Conversion of preferred stock                            (133,333)          (133)          --            --
Conversion of note principal                                 --             --             --            --
Compensation expense recognized on subscription
receivable                                                   --             --             --            --
Realize prior period other comprehensive losses              --             --             --            --
Dividends                                                    --             --             --            --
---------------------------------------------------   -----------    -----------    -----------   -----------

Balance, June 30, 2006                                  1,168,001    $     1,168      4,000,000   $     4,000
                                                      ===========    ===========    ===========   ===========

      Net loss from operations during the period             --             --             --            --
      Net unrealized gain (loss) on securities, net          --             --             --            --
      Conversion of preferred stock                       (33,333)           (33)          --            --
      Compensation expense recognized
        on subscription receivable                           --             --             --            --
      Compensation expense recognized
        on employee stock option plan                        --             --             --            --
      Dividends                                              --             --             --            --
                                                      -----------    -----------    -----------   -----------

Balance, June 30, 2007                                  1,134,668    $     1,135      4,000,000   $     4,000
                                                      ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                      F-5B-

                                          FINANCIALCONTENT, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                FOR THE YEARS ENDED JUNE 30, 2007 AND 2006
[split table]





                                                                Common Stock                            Additional
                                                           ------------------------    Subscription      Paid-in
                                                            Shares        Amount        Receivable       Capital
                                                         ------------   ------------   ------------    ------------



Balance, June 30, 2005                                     10,369,276   $     10,370   $   (520,394)   $ 22,981,776
                                                         ============   ============   ============    ============

     Net loss from operations during the period                  --             --             --              --
     Net unrealized gain (loss) on securities, net               --             --             --              --
     Conversion of preferred stock                            566,667            566           --              --
     Conversion of note principal                              13,333             13           --             9,987
     Compensation expense recognized on subscription
    receivable                                                   --             --          201,400            --
     Realize prior period other comprehensive losses             --             --             --              --
     Dividends                                                   --             --             --              --
                                                         ------------   ------------   ------------    ------------


Balance, June 30, 2006                                     10,949,276   $     10,949   $    318,994)   $ 22,991,763
                                                         ============   ============   ============    ============

     Net loss from operations during the period                  --             --             --              --
     Net unrealized gain (loss) on securities, net               --             --             --              --
     Conversion of preferred stock                             33,334             33           --              --
     Compensation expense recognized on subscription
    receivable                                                   --             --          201,400            --
     Compensation expense recognized on employee stock
    option plan                                                  --             --             --           134,535
     Dividends                                                   --             --             --              --
                                                         ------------   ------------   ------------    ------------


Balance, June 30, 2007                                     10,982,610   $     10,982   $    117,594)   $ 23,126,298
                                                         ============   ============   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                      F-6A


                                          FINANCIALCONTENT, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                                FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                           Accumulated
                                                              Other                           Total
                                                          Comprehensive    Accumulated     Shareholders'
                                                          Income (loss)      Deficit         Equity
                                                          ------------    ------------    ------------



Balance, June 30, 2005                                    $    (70,618)   $(22,394,105)   $     15,603
                                                          ============    ============    ============

     Net loss from operations during the period                   --          (455,397)       (455,397)
     Net unrealized gain (loss) on securities, net             (62,296)           --           (62,296)
     Conversion of preferred stock                                --              --              --
     Conversion of note principal                                 --              --            10,000
     Compensation expense recognized on subscription
    receivable                                                    --              --           201,400
     Realize prior period other comprehensive losses            21,470         (21,470)           --
     Dividends                                                    --           (49,124)        (49,124)
                                                          ------------    ------------    ------------


Balance, June 30, 2006                                    $   (111,444)   $(22,920,096)   $   (339,814)
                                                          ============    ============    ============

     Net loss from operations during the period                   --        (1,422,399)     (1,422,399)
     Net unrealized gain (loss) on securities, net             (13,059)           --           (13,059)
     Conversion of preferred stock                                --              --              --
     Compensation expense recognized on subscription
    receivable                                                    --              --           201,400
     Compensation expense recognized on employee stock
    option plan                                                   --              --           134,535
     Dividends                                                    --           (24,564)        (24,564)
                                                          ------------    ------------    ------------


Balance, June 30, 2007                                    $   (124,503)   $(24,367,059)   $ (1,463,901)
                                                          ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                      F-6B


                                          FINANCIALCONTENT, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                           2007            2006
                                                                        -----------    -----------
Operating Activities:
     Net loss from operations                                           $(1,422,399)   $  (455,397)

Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Depreciation                                                         38,934         36,853
        Amortization of intangible asset                                    183,825        183,825
        Amortization of financing costs                                      76,749         20,348
        Amortization of note discount                                       528,810        110,148
        Allowance for bad debts                                             214,438          1,887
        Expense recognized in connection with subscription receivable       201,400        201,400
        Expense recognized for employee stock option plan                   134,535           --
        Gain on investments                                                    --           (1,564)
        Stock received for services rendered                                   --          (73,940)
        Change in valuation of warrant liability                            126,499        (93,334)
        Change in valuation of derivative liability                         127,769       (184,067)

Changes in operating assets and liabilities:
     Increase in accounts receivable - trade                               (539,194)       (53,972)
     (Increase) decrease in deposits                                          4,795        (16,287)
     (Increase) decrease in prepaid expenses                                 93,050        (99,874)
     Decrease in income tax payable                                          (1,200)        (1,600)
     Increase (decrease) in accounts payable                                157,039        (30,627)
     Increase (decrease) in accrued liabilities and expenses                  9,177         (3,327)
     Increase (decrease) in management fees due to related party             22,100        (96,465)
     Increase (decrease) in payroll and taxes payable                        75,091         (1,388)
     Increase in deferred revenue                                            63,955         13,718
     Decrease in accrued interest                                              --           (6,719)
     Increase in accrued convertible interest                                 6,825           --
                                                                        -----------    -----------

        Net cash provided by (used in) operating activities                 102,198       (550,382)
                                                                        -----------    -----------

Investing activities:
     Purchase of property and equipment                                     (56,367)       (35,566)
                                                                        -----------    -----------

        Net cash used in investing activities                               (56,367)       (35,566)
                                                                        -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                               (continued)


                                          FINANCIALCONTENT, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                FOR THE YEARS ENDED JUNE 30, 2007 AND 2006


                                                                                        2007          2006
                                                                                   -----------    -----------
Financing activities:
     Proceeds from convertible note                                                       --        1,000,000
     Payments on convertible note                                                      (80,000)          --
     Deferred financing costs - convertible note                                          --         (153,500)
     Proceeds from notes payable                                                        30,000           --
     Payments on notes payable                                                         (30,000)          --
     Payments on notes payable - related party                                            --         (218,100)
     Proceeds from advances from officers                                               50,150         89,517
     Payments on advances from officers                                                 (9,596)       (93,084)
     Payment of preferred stock dividend                                                  --          (49,126)
                                                                                   -----------    -----------

         Net cash (used) provided by financing activities                              (39,446)       575,707
                                                                                   -----------    -----------

         Increase (Decrease) in cash and cash equivalents                                6,385        (10,241)

Cash and cash equivalents, beginning of period                                           4,295         14,536
                                                                                   -----------    -----------

Cash and cash equivalents, end of period                                           $    10,680    $     4,295
                                                                                   ===========    ===========


Supplemental  disclosures of cash flow information:  Cash paid during the period for:
         Interest                                                                  $    85,383    $    49,847
                                                                                   ===========    ===========
         Financing fess - early termination                                        $    16,092    $      --
                                                                                   ===========    ===========
         Taxes                                                                     $     2,400    $     3,200
                                                                                   ===========    ===========

Supplemental disclosures of non-cash transactions:
     Expense recognized in connection with subscription receivable                 $   201,400    $   201,400
                                                                                   ===========    ===========
     Expense recognized in connection with employee stock option plan              $   134,535    $      --
                                                                                   ===========    ===========
     Barter revenue transactions for advertising                                   $   194,961    $   184,901
                                                                                   ===========    ===========
     Barter expense transactions for advertising                                   $   182,961    $   162,828
                                                                                   ===========    ===========
     Financing fees for convertible debt                                           $      --      $   153,500
                                                                                   ===========    ===========
     Issuance of common stock for convertible note principal                       $      --      $    10,000
                                                                                   ===========    ===========
     Write off of accounts payable and accrued expenses                            $      --      $     6,561
                                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


1.       Summary of Significant Accounting Policies

A.       General Description of Business

FinancialContent, Inc., ("FinancialContent" or the "Company"), a Delaware corporation (http:// www.financialcontent.com), offers financial-related services through the World Wide Web through its wholly-owned subsidiary, FinancialContent Services, Inc. (www.financialcontent.com). The Company is focused on providing financial content through the Internet. The Company provides financial content such as stock quotes and Dow Jones Industrial average data to various web sites.

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


B.       Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB"). The consolidated financial statements for the years ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends on June 30 each year.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


1.       Summary of Significant Accounting Policies (continued)

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


H.       Capitalized Computer Software

During the two years ended June 30, 2007 and 2006, no internal software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.


I.       Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $198,635 for the year ended June 30, 2007, of which $182,961 were paid by barter service transactions. The Company incurred advertising expenses of $173,876 for the year ended June 30, 2006, of which $162,828 were paid by barter service transactions.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


1.       Summary of Significant Accounting Policies (continued)

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in 2007 and 2006 due to the Company having net losses in 2007 and 2006.


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


N.       Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral. Management periodically reviews Trade Accounts Receivable and records an estimated reserve for doubtful accounts based upon the age of the outstanding amounts. The Company does not write off any accounts receivable until they determine that they have exhausted all avenues for attempts at collection (including third-party collection agencies). Management evaluated the accounts receivable and reserved $236,609 and $22,171 of accounts receivable as of June 30, 2007 and 2006, respectively.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


1.       Summary of Significant Accounting Policies (continued)

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


U.       Barter Transactions

In 2007 and 2006, the Company entered into barter agreements whereby it delivered $194,961 and $184,901 (respectively) of FinancialContent in exchange for advertising credit on the respective web sites. During the years ended June 30, 2007 and 2006, the Company charged to advertising expense $182,961 and $162,828 as a result of these barter transactions. The Company recognized advertising expense based on the market value of the FinancialContent provided.


V.       Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective on the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


1.       Summary of Significant Accounting Policies (continued)

V.       Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 31, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor's fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 31, 2008. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations and cash flows. The Company is currently assessing the potential impact that the adoption of SFAS 158 will have on its financial statements; however, the impact is not expected to be material.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



1.       Summary of Significant Accounting Policies (continued)

V.       Recent Accounting Pronouncements (continued)

In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on non-vested equity shares or non-vested equity share units (including restricted stock units
(RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities." EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007. The Company anticipates that these Issues will have no material impact on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.



2.       Going Concern Uncertainties

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

Management did not raise additional capital during the year; however, management is currently in the process of negotiating additional equity financing with potential investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



3.       Income Taxes

The Company incurred $2,000 and $1,200 in state taxes for each of the years ended June 30, 2007 and 2006, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2007 and 2006. The Company incurred net operating losses for these periods.

                                                             2007               2006
                                                         -------------     -------------

Loss from operations before provision for income taxes   $  (1,420,399)    $    (454,197)
                                                         =============     =============

Income Tax Provision
Current:
     Federal                                             $        --       $        --
     State                                                       2,000             1,200
                                                         -------------     -------------
                                                         $       2,000     $       1,200
                                                         =============     =============
Deferred:
     Federal                                             $        --       $        --
     State                                                        --                --
                                                         -------------     -------------
                                                         $        --       $        --
                                                         =============     =============

Effective Tax Reconciliation                                      2007              2006
                                                         -------------     -------------

Federal income tax rate                                      35.00%            35.00%
State income tax rate, net of federal benefit                 5.75%             5.75%
Change in valuation reserve                                 (18.14%)          (30.22%)
Non-deductible expenses per Convertible Note                (22.47%)            0.00%
Other                                                        (0.28%)          (10.79%)
                                                         -------------     -------------

                                                             (0.14%)           (0.26%)
                                                         =============     =============


The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2007 and 2006:

                                                                             Year Ended June 30
                                                 ----------------------------------------------------------------------------
                                                                2007                                    2006
                                                 ------------------------------------    ------------------------------------
                                                     Federal              State              Federal              State
                                                 ----------------    ----------------    ----------------    ----------------
Deferred income tax assets:
     Net operating loss carryforwards            $     2,967,200     $       739,100     $     2,861,100     $      721,700
     Intangible assets                                   904,600             235,600             864,500            229,000
     Other reserves                                      124,800              33,000             124,800             33,000
     Temporary differences                                75,100              12,300                   -                  -
     Other                                               185,000              48,800             185,000             48,800
                                                 ----------------    ----------------    ----------------    ---------------
         Total deferred tax assets                     4,256,700           1,068,800           4,035,400          1,032,500
                                                 ----------------    ----------------    ----------------    ---------------

Deferred income tax liabilities:
     Nondeductible reserves                             (185,100)            (95,500)           (185,100)           (95,500)
                                                 ----------------    ----------------    ----------------    ---------------
         Total deferred tax liabilities                 (185,100)            (95,500)           (185,100)           (95,500)
                                                 ----------------    ----------------    ----------------    ---------------

Net deferred tax assets before valuation
   allowance                                           4,071,600             973,300           3,850,300            937,000
Valuation allowance                                   (4,071,600)           (973,300)         (3,850,300)          (937,000)
                                                 ----------------    ----------------    ----------------    ---------------
         Net deferred tax assets                 $          --       $          --       $          --       $         --
                                                 ================    ================    ================    ================

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


3.       Income Taxes (continued)

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has loss carryforwards of approximately $8,495,000 and $8,484,700 from continuing operations, which may be used to offset future United States federal and state income taxes and which begin to expire in 2018.



4.       Investments

At June 30, 2007, short and long-term investments in marketable securities were classified as available-for-sale as follows:

                                  Gross         Gross        Gross
                                Amortized    Unrealized    Unrealized       Estimated
                                   Cost         Gain          Loss         Fair Value
                               -----------   -----------   -----------    -----------

Equity securities - public     $    79,875   $      --     $   (78,684)   $     1,191
                               -----------   -----------   -----------    -----------

Total short-term investments        79,875          --         (78,684)         1,191

Corporate equity securities,
privately held                       6,612          --            --            6,612
                               -----------   -----------   -----------    -----------

Total                          $    86,487   $      --     $   (78,684)   $     7,803
                               ===========   ===========   ===========    ===========


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

5.       Stock Option Plan

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after December 15, 2005, and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on July 1, 2006, under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in cost of processing and services expense and selling, general and administrative expense in the condensed consolidated statement of income on a straight line basis over the vesting period.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


5.       Stock Option Plan (continued)

Stock options issued as of June 30, 2007 and 2006 are summarized as follows:

                                             2007                          2006
                                   -------------------------    ---------------------------
                                                  Weighted                       Weighted
                                                  Average                        Average
                                   Number of      Exercise       Number of       Exercise
                                    Options         Price         Options         Price
                                   ----------   -------------   ----------    -------------

Outstanding at beginning of year      985,000   $       1.30       950,000    $      1.30
Granted                                  --     $       1.30        60,000    $      1.30
Exercised                                --     $        --           --      $       --
Forfeited / Cancelled                    --     $       1.30       (25,000)   $      1.30
                                   ----------   -------------   ----------    -------------

Outstanding at end of year            985,000   $       1.30       985,000    $      1.30
                                   ==========   =============   ==========    =============

Exercisable at end of year            928,337   $       1.30       692,000    $      1.30
                                   ==========   =============   ==========    =============

The non-statutory stock options are for periods of ten years.

The following table summarizes information about options outstanding at June 30, 2007:

   Exercise            Number                                  Weighted
                                           Weighted             Average
                                           Average             Remaining
   Exercise            Number           Exercise Price        Contractual       Number Exercisable
    prices           Outstanding          per Share          Life in Years      as of June 30, 2007
---------------    ----------------    -----------------    ----------------    --------------------
      $1.30               985,000      $           1.30               6.90                 928,337
===============    ================    ================    ================    ====================


The following table summarizes information about options outstanding at June 30, 2006:

                                                               Weighted
                                           Weighted             Average
                                           Average             Remaining
   Exercise            Number           Exercise Price        Contractual       Number Exercisable
    prices           Outstanding          per Share          Life in Years      as of June 30, 2006
---------------    ----------------    ----------------     ----------------    --------------------
      $1.30               985,000      $           1.30               7.90                 692,000
===============    ================    ================    ================    ====================


The exercise period for the options grants is ten years from the date of the grant, and had various vesting requirements.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



5.       Stock Option Plan (continued)

Prior to July 1, 2006, the Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, during the fiscal years ended June 30, 2006, no compensation cost has been recognized for its stock option plan other than for options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended June 30, 2006:

                                                                  2006
                                                           ----------------
Net loss attributable to common shareholder:
     As reported                                           $      (504,521)
     Pro Forma                                             $      (659,771)

Basic & diluted loss per common share As reported:
     Continuing operations (basic & diluted)               $         (0.05)
     Cash dividend (basic & diluted)                       $         (0.00)
                                                           -----------------
                                                           -----------------
     Total                                                 $         (0.05)
                                                           =================

Pro forma
     Continuing operations (basic & diluted)               $         (0.06)
     Cash dividend (basic & diluted)                       $         (0.00)
                                                           -----------------
     Total                                                 $         (0.06)
                                                           =================

Shares used in calculation                                      10,443,157
                                                           =================
Additional shares based on stock option plan                       691,667
                                                           =================
Total pro forma shares                                          11,134,824
                                                           =================

Options are granted at prices equal to the current fair value of the Company's common stock at the date of grant. The vesting period on grants is ten years, and some options become vested based only upon specific events occurring in the future.

The fair value of options was estimated as of June 30, 2007, using the Black-Scholes option-pricing model at $0.51. The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%; expected volatility of 307.1%; risk-free interest rate of 5.4%, and expected life of 7.01 years. The Company did not grant any options to employees during the year ended June 30, 2007.

The fair value of options was estimated as of June 30, 2006, using the Black-Scholes option-pricing model at $0.69. The assumptions used in the Black-Scholes option-pricing model were as follows: dividend yield of 0%; expected volatility of 24%; risk-free interest rate of 5.4%, and expected life of 10 years. The Company granted 60,000 options in the year ended June 30, 2006.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


5.       Stock Option Plan (continued)

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



6.       Equity Transactions

A.       Issuance of Common Stock

The Company concluded private placement offerings of its stock during 2007 and 2006. The Company also issued common stock to individuals and companies in lieu of cash compensation.


Transactions during the year ended June 30, 2007

In February 2007, an individual converted 33,333 shares of Series C Preferred Stock into 66,667 shares of the Company's common stock.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


6.       Equity Transactions (continued)

B.       Warrants

As of June 30, 2007, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of June 30, 2007, the Company has an outstanding warrant which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

As of June 30, 2007, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of June 30, 2007, the Company has an outstanding warrant which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per shares.

As of June 30, 2007, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per shares.

As of June 30, 2007, the Company has an outstanding warrant which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per shares.

A summary of the Company's outstanding warrants as of June 30, 2007 and 2006, is presented below:

                                            Shares            Exercise Price
                                        ----------------     ------------------
Outstanding at June 30, 2005                  1,882,000                 0.75
                                        ----------------     -----------------

Cancelled/expired                            (1,882,000)                0.75
Exercised                                             -                 0.00
Issued                                          666,668                 1.13
                                        ----------------     -----------------

Outstanding at June 30, 2006                    666,668                 1.13

Cancelled/expired                                     -                 -
Exercised                                             -                 -
Issued                                                -                 -
                                        ----------------     -----------------

Outstanding at June 30, 2007                    666,668      $          1.13
                                        ================     =================

The fair value of the warrants issued in both years was estimated at the date of
grant  using  the   Black-Scholes   option-pricing   model  with  the  following
weighted-average assumptions:

                                      2007                    2006
                               ----------------------    -------------------
Dividend yield                                    0%                     0%
Expected volatility                195.96% - 265.01%       60.34% - 165.26%
Risk-free interest rate                4.88% - 5.07%          4.88% - 5.07%
Expected life                      3.65 - 3.94 years      4.65 - 4.94 years

The estimated fair value of the warrants granted in 2006 ranged from $0.63 to $0.83 per share.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


6.       Equity Transactions (continued)

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


D.       Preferred Stock Issuances

Series A

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.'s ("CNET") Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with FinancialContent's core business. The transaction became effective immediately. In consideration for CNET's rights to the Private Wire client contracts as well as customized indices developed by CNET, FinancialContent gave CNET $175,000 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible up to 20% of the Company's issued and outstanding common stock on a one-for-one basis, 15% of which is guaranteed and the remaining 5% must be earned based on a performance matrix tied to revenues generated by the acquired Private Wire client contracts; accrued quarterly dividend rights at $0.055774 per share through December 31, 2006; and limited anti-dilution protections through December 31, 2006.

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



6.       Equity Transactions (continued)

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

In 2005, an individual converted 100,000 shares of Series B into 100,000 shares of common stock.

In 2006, an individual converted 66,667 shares of Series B into 66,667 shares of common stock.

In 2006, an individual converted 66,667 shares of Series B into 66,667 shares of common stock.

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

In 2006, an individual converted 166,667 shares of Series C into 166,667 shares of common stock.

In 2006, an individual converted 166,667 shares of Series C into 166,667 shares of common stock.

In 2007, an individual converted 33,333 shares of Series C into 33,333 shares of common stock.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


6.       Equity Transactions (continued)

D.       Preferred Stock Issuances (continued)

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



7.       Convertible Note Payable

On February 13, 2006, the Company completed a private placement of a secured convertible debenture and warrants to an institutional investor, generating total gross proceeds of $1 million. The proceeds were received by the Company from the sale of three notes issued on the following dates and in the following amounts; $350,000 on February 13, 2006, $350,000 on March 31, 2006, and $300,000
on June 9, 2006 and after the Company's registration statement on Form SB2 being declared effective on April 26, 2006. Each convertible debenture matures and is payable in full within two years of the date of issuance. The debenture is secured by all of the Company's assets. The convertible debenture is convertible into the Company's common stock at $0.75 per share, subject to certain reset provisions. The conversion price is reset if the 10-day average closing bid price of the Company's stock is less than $0.75 per share within the 30 day period immediately following the registration statement being declared effective. The holder may reset the conversion price to 25% below such average price and again every four months thereafter should the price fall below $0.75 per share. The debenture, which bears an interest rate of 9%, matures two years from date of issuance. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the debenture is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the debenture is convertible at an exercise price of $1.25 per share. Said warrants have a five
(5) year term, the shares issuable thereunder are registrable, and have cashless exercise rights which expire upon said registration statement being declared effective.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


7.       Convertible Note Payable (continued)

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

                                                    Dividend     Expected                        Exercise
  Warrant       Volatility         Discount Rate      Yield         Life           Value           Price
----------- ------------------    --------------    ---------    ----------    ------------    -------------
Traunch 1, February 21, 2006
----------------------------
Warrant A            265.01%              4.88%            0          3.65     $   58,334      $      1.00
Warrant B            265.01%              4.88%            0          3.65     $   58,334      $      1.25

Traunch 2,  April 11, 2006
--------------------------
Warrant A            207.56%              4.90%            0          3.78     $   56,000      $      1.00
Warrant B            207.56%              4.90%            0          3.78     $   56,000      $      1.25

Traunch 3, June 9, 2006
-----------------------
Warrant A            195.96%              5.07%            0          3.94     $   48,000      $      1.00
Warrant B            195.96%              5.07%            0          3.94     $   47,000      $      1.25

The Company allocated the $1,000,000 in gross proceeds between the convertible debenture and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and will be amortized to expense over the life of the debt. Convertible debentures consist of the following at June 30, 2007:

       9% convertible  subordinated  debenture,  due in 2008, convertible into  shares  of  common  stock  at any time  prior  to  maturity.
       Interest is payable monthly, and principal is due at maturity.          $  1,000,000

       Less:  Discount being accreted                                            (1,000,000)
                                                                               -------------
            Net value of note                                                          --

       Less:  Prior year conversion                                                 (10,000)
       Less:  Current year payments of note principal                               (80,000)
       Plus:  Prior year accretion of discount                                      110,148
       Plus:  Current period accretion of discount                                  528,810
                                                                               -------------
            Total carrying value of convertible debt
              at June 30, 2007                                                 $    548,958
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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



7.       Convertible Note Payable (continued)

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

The February 21, 2006, April 11, 2006 and June 9, 2006 debentures will be treated as derivative liabilities until all such provisions are settled.

The following table summarizes the charges to interest, amortization and other expense, net for the year ended June 30, 2007:

Interest expense on debt                       $       84,000
Accretion of debt discount                     $      528,810
Amortization of deferred financing cost        $       76,749
Early termination fees                         $       16,092


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


7.       Convertible Note Payable (continued)

9% Secured Convertible Debenture (continued)

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


7.       Convertible Note Payable (continued)

9% Secured Convertible Debenture (continued)

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



7.       Convertible Note Payable (continued)

9% Secured Convertible Debenture (continued)

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


7.       Convertible Note Payable (continued)

9% Secured Convertible Debenture (continued)

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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



7.       Convertible Note Payable (continued)

On August 20, 2007, the Company and the holder of the Convertible Note Payable, Jade Special Strategy, LLC ("Jade") executed Amendment No. 1 to the Senior Secured Convertible Promissory Note due February 13, 2008, Amendment No. 1 to the Senior Secured Convertible Promissory Note due March 31, 2008, and Amendment No. 1 to the Senior Secured Convertible Promissory Note due June 9, 2008 (collectively the "Notes"), under the terms of which Jade agreed to forego its rights to adjust the conversion price of the Notes and to forego any redemption fees and in exchange the Company agreed to accelerate the maturity date of the Notes from two years from date of issuance to December 31, 2007.

As a result of these amendments, if the aggregate principal amount and accrued interest owing under the debentures were to be converted, the Company would issue 1,213,333 shares.



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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


8.       Related Party Transactions

C.       Wing Yu

The following transactions took place between the Company and Wing Yu, the CEO and current member on the Company's Board of Directors:

The Company has received advances from Wing Yu, and these advances bear no interest.

During the year ended June 30, 2006, Wing Yu advanced $59,500 to the Company. As of June 30, 2006, Wing Yu was owed $617.

During the year ended June 30, 2007, Wing Yu advanced $50,767 to the Company. As of June 30, 2007, Wing Yu is owed approximately $41,171 by the Company.


D.       Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC ("SharpManagement") to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company as the Company's Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. As of June 30, 2005, SharpManagement was due $124,892. On March 30, 2006, the Company paid SharpManagement $213,500 for unpaid fees due through March 31, 2006. During the year ended June 30, 2007, the Company paid Sharpmanagement $97,900. As of June 30, 2007, SharpManagement was owed $50,527.


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

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007



9.       Commitments and Contingencies (continued)

B.       Operating Leases

Until August 2006, the Company rented a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. On August 19, 2006, the Company entered into a new commercial lease agreement to rent 4,809 square feet of office space at 101 Lincoln Centre Drive, Suite 410, Foster City, California, 94404. The term of the lease is for 51 months. During the first year rent is $11,061 per month which increases to $12,071 in the last year of the term. All operations including system development, control and maintenance are performed at this facility.

In December 2003, the Company leased office space in New York City under a short-term lease that expired on December 31, 2005, which thereafter converted to a month to month tenancy. Effective February 28, 2006, the Company terminated the lease, and entered into a new lease for office space in White Plains, New York with an initial three month term. On April 10, 2006, the Company negotiated for a larger space and increased the term which expired on April 30, 2007. The lease has converted to a month to month tenancy. The monthly rent is $1,875, not inclusive of utilities and other fees.

For the years ended June 30, 2007 and 2006, total rent expense was $117,025 and $69,457, respectively.

Future minimum obligations under operating leases are as follows:

Year ended June 30,                    Total
----------------------------    ------------------
2008                            $         137,105
2009                                      141,144
2010                                      144,847
2011                                       24,141
Thereafter                                      -
                                ------------------
                                ------------------
                                $         447,237
                                ==================



10.      Subsequent Events

On August 20, 2007, the Company and the holder of the Convertible Note Payable, Jade Special Strategy, LLC ("Jade") executed Amendment No. 1 to the Senior Secured Convertible Promissory Note due February 13, 2008, Amendment No. 1 to the Senior Secured Convertible Promissory Note due March 31, 2008, and Amendment No. 1 to the Senior Secured Convertible Promissory Note due June 9, 2008 (collectively the "Notes"), under the terms of which Jade agreed to forego its rights to adjust the conversion price of the Notes and to forego any redemption fees, and in exchange the Company agreed to accelerate the maturity date of the Notes from two years from date of issuance to December 31, 2007.

                             FINANCIALCONTENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


10.      Subsequent Events (continued)

On August 20, 2007, the Company entered into a Consulting Agreement with Jade under which Jade shall render consulting services relating to strategic planning, merger and acquisition possibilities and business development activities including, without limitation, review of the business, operations, and historical financial performance of the Company (based upon management's forecast of financial performance) so as to enable the Consultant to identify provide prospects and advice to the Company; and provide training and education to management in best practices in new market development and merger and acquisitions. In consideration for such services, the Registrant has agreed to issue Jade 100,000 shares of its common stock registered under form S-8 and issued a convertible promissory note to Jade in the amount of $150,000 which is payable on December 31, 2007, and which is convertible into shares of the Registrant's common stock at the rate of $0.75 per share.