Form 10QSB
period 2007-09-30
FINANCIALCONTENT INC
filed 2007-11-14
CIK 1100360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

_________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission file number 0-28377

FINANCIALCONTENT, INC.

______________________________________________________________________________

(Name of small business issuer in its charter)

                                           Delaware                                                                               94-3319536

(State or other jurisdiction of                                                        (I.R.S. employer

                      incorporation or organization)                                                       identification number)

101 Lincoln Centre Drive, Suite 410, Foster City, CA        94080

_____________________________________________________ __________

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number (650) 837-9850

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,082,610

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIALCONTENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

FINANCIALCONTENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

C O N T E N T S

Consolidated Balance Sheets	1 – 2

Consolidated Statements of Operations and Comprehensive Loss	3

Consolidated Statements of Cash Flows	4 – 5

Notes to Consolidated Financial Statements	6 – 19

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND JUNE 30,

ASSETS	September 30, 2007	June 30, 2007
Current Assets:	(unaudited)	(audited)
Cash and cash equivalents	$11,786	$10,680
Short-term investments in marketable securities	1,191	1,191
Accounts receivable - trade (net of reserve for doubtful
accounts of $248,162 and $236,609, respectively)	404,867	491,916
Prepaid expenses	10,839	12,423
Deposits	18,437	18,437
Total Current Assets	447,120	534,647
Property and Equipment :
Office furniture	22,945	22,945
Equipment	276,685	253,234
Software	5,992	5,992
Property and Equipment, cost	305,622	282,171
Accumulated depreciation	(218,252)	(208,086)
Property and Equipment, net	87,370	74,085
Other Assets:
Long-term investments	6,612	6,612
Deferred financing fees (net of amortization of $125,300
and $97,097, respectively)	28,200	56,403
Purchased contracts - CNET (net of amortization
of $901,278 and $855,321, respectively)	137,868	183,825
Total Other Assets	172,680	246,840
Total Assets	$707,170	$855,572

(continued)

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2007	June 30, 2007
Current Liabilities:	(unaudited)	(audited)
Accounts payable	$276,884	$274,488
Management fees due to related party	37,927	50,527
Payroll and taxes payable	127,809	112,280
Other accrued expenses	10,075	17,409
Deferred revenue	128,596	110,050
Related party advances	46,165	41,171
Convertible notes payable	1,022,500	910,000
Unamortized discount on convertible notes	(180,521)	(361,042)
Accrued interest on convertible notes payable	6,825	6,825
Warrant liability	135,666	323,666
Derivative liability	86,157	653,201
Liabilities of discontinued operations	117,509	117,509
Dividend payable	63,389	63,389
Total Current Liabilities	1,878,981	2,319,473
Stockholders’ Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized
Preferred stock Series A, $0.001 par value; 2,239,910
shares issued and outstanding	2,240	2,240
Preferred stock Series B, $0.001 par value; 600,000
shares issued and outstanding	600	600
Preferred stock Series C, $0.001 par value;
1,134,668 shares issued and outstanding	1,135	1,135
Preferred stock Series D, $0.001 par value; 4,000,000
shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value; 900,000,000 shares authorized;
11,082,610 and 10,982,610 issued and outstanding, respectively	11,082	10,982
Additional paid-in-capital	23,100,004	23,008,704
Accumulated other comprehensive loss	(124,503)	(124,503)
Accumulated deficit	(24,166,369)	(24,367,059)
Total Stockholders’ Equity	(1,171,811)	(1,463,901)
Total Liabilities and Stockholders’ Equity	$707,170	$855,572

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Revenues:	(unaudited)	(unaudited)
Net revenues	$604,467	$640,562
Barter revenues (non-cash)	30,647	41,132
Total Revenues	635,114	681,694
Costs of revenues (depreciation expense
is not included in cost of revenues)	(129,916)	(89,458)
Operating Expenses:
Business development	-	2,703
General and administrative	731,081	514,744
Bad debt	11,553	12,550
Advertising expense - barter (non-cash)	30,647	38,132
Amortization and depreciation	56,121	56,369
Total Operating Expenses	829,402	624,498
Loss from Operations	(324,204)	(32,262)
Other Income (Expense):
Other income	84	806
Amortization of deferred financing costs	(28,202)	(19,187)
Gain/(loss) on change in warrant liability	188,000	74,834
Gain/(loss) on change in derivative liability	567,044	231,362
Amortization of note discount	(180,521)	(123,750)
Interest expense	(20,698)	(26,125)
Total Other Income(Expense)	525,707	137,940
Net Income before Taxes	201,503	105,678
Provision for income tax	(811)	-
Net Income	200,692	105,678
Preferred stock dividend	-	(12,281)
Net Income Attributable to Common Stockholders	200,692	93,397
Other comprehensive income:
Unrealized loss on securities	-	(9,058)
Comprehensive Income	$200,692	$84,339
Total income per share (basic and diluted)	$0.02	$0.01
Shares used in per share calculation (basic and diluted)	11,028,262	10,949,277

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Operating Activities:	(unaudited)	(unaudited)
Net income from operations	$200,692	$105,678
Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation	10,165	10,413
Amortization of intangible asset	45,956	45,957
Amortization of financing costs	28,202	19,187
Amortization of note discount	180,521	123,750
Allowance for bad debts	11,553	12,549
Expense recognized in connection with subscription receivable	50,350	50,350
Expense recognized for employee stock option plan	1,050	38,813
Common stock issued for consulting services	150,000	-
Convertible note payable issued for consulting services	40,000	-
Change in valuation of warrant liability	(188,000)	(74,834)
Change in valuation of derivative liability	(567,044)	(231,362)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - trade	75,496	(190,878)
Decrease in prepaid expenses	1,584	37,325
Decrease in income tax payable	(600)	-
Increase in accounts payable	2,397	28,455
Decrease in accrued liabilities and expenses	(6,734)	(213)
Decrease in management fees due to related party	(12,600)	(13,600)
Increase in payroll and taxes payable	15,529	3,391
Increase in deferred revenue	18,546	65,263
Increase in accrued convertible interest	-	5,025
Net cash provided by operating activities	57,063	35,269
Investing activities:
Purchase of property and equipment	(23,451)	(19,754)
Net cash used in investing activities	(23,451)	(19,754)

(continued)

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Financing activities:	(unaudited)	(unaudited)
Payments on convertible note	(37,500)	(20,000)
Proceeds from advances from officers	35,418	15,296
Payments on advances from officers	(30,424)	-
Net cash used by financing activities	(32,506)	(4,704)
Increase in cash and cash equivalents	1,106	10,811
Cash and cash equivalents, beginning of period	10,680	4,295
Cash and cash equivalents, end of period	$11,786	$15,106
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,686	$11,725
Taxes	$-	$-
Supplemental disclosures of non-cash transactions:
Expense recognized in connection with subscription receivable	$50,350	$50,350
Expense recognized in connection with employee stock option plan	$1,050	$38,813
Barter revenue transactions for advertising	$30,647	$38,132
Barter expense transactions for advertising	$30,647	$38,132
Issuance of common stock for services rendered	$40,000	$-
Issuance of convertible debt for services rendered	$150,000	$-

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007September 30, 2007

1.	Summary of Significant Accounting Policies

A.	General Description of Business

FinancialContent, Inc. (“the Company”), a Delaware corporation, offers financial-related services on the World Wide Web, through its wholly-owned subsidiary, FinancialContent Services, Inc. (www.financialcontent.com). The Company provides stock quotes and other financial data and information to websites, intranets and print media.

The Company also actively develops and markets a consumer website at www.StreetIQ.com operated under its wholly-owned subsidiary StreetIQ.com, Inc. (“StreetIQ.com”). StreetIQ.com offers a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlights industry events and trade shows.

B.	Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company quoted on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year ends on June 30 each year.

C.	Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Investments with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

D.	Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.    Summary of Significant Accounting Policies (continued)

D.	Income Taxes (continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

E.	Revenue Recognition

The Company’s primary source of revenues is through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly or other periodic subscription basis and customization charges that the Company recognizes at the time services are provided to the customers. Fees received are amortized over the term of the service contract on a straight-line basis. Fees received prior to the delivery of service are recorded as deferred revenue that the Company will then record as revenue when the content is delivered to the customer.

The Company also earns advertising revenue from its online podcast directory. Advanced fees are amortized over the term of the insertion order on a straight-line basis that the Company will record as revenue at the end of the term of the insertion order. Fees based on ad impressions are recorded as revenue upon receipt.

The Company also earns revenue from the development and management of websites for third parties. Fees are recorded based upon completion of services as contractually agreed.

F.	Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $37,316 for the period ended September 30, 2007, $30,647 of which was paid by barter service transactions. The Company incurred advertising expenses of $48,006 for the three months ended September 30, 2006, of which $38,132 were paid by barter service transactions.

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

SEPTEMBER 30, 2007

1.    Summary of Significant Accounting Policies (continued)

H.	Earnings per Share

The Company follows SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share (“EPS”) and applies to entities with publicly held common stock or potential common stock.

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the three months ended September 30, 2007 and 2006, due to the average market price of the stock share price during quarters ended September 30, 2007 and 2006 of $0.21 and $0.42, respectively, being less than the following options and warrants:

Convertible Note Option:	$0.75 per share
Convertible Note Warrant A:	$1.00 per share
Convertible Note Warrant B:	$1.25 per share

I.	Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has concluded that its business activities fall into one identifiable business segment with the following sources of revenue:

	Three months ending September 30,
	2007	2006
Financial content and hosting	$500,562	$495,141
Advertising (non-barter)	103,905	70,421
Advertising (barter)	30,647	41,132
Web development and management	-	75,000
Total	$635,114	$681,694

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.    Summary of Significant Accounting Policies (continued)

J.	Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities, and is presented in the consolidated statements of shareholders’ equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations.

K.	Business Risks and Credit Concentrations

The Company operates in the Internet industry, which is relatively new, rapidly evolving and highly competitive. The Company relies on third-party suppliers of topical and relevant information content. There can be no assurance that the Company will be able to continue product development and secure content sufficient to support its operations.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short and long-term investments. Substantially all of the Company’s cash, cash equivalents and short and long-term investments are managed by two financial institutions.

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $248,162 and $236,609 of accounts receivable as of September 30, 2007, and June 30, 2007, respectively.

L.	Software Developed for Internal Use

The American Institute of Certified Public Accountants issued Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life. The Company has adopted SOP 98-1, which does not have a material impact on the financial statements and related disclosures.

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

SEPTEMBER 30, 2007

1.    Summary of Significant Accounting Policies (continued)

N.	Long-lived Assets

The Company identifies and records impairment losses on long-lived assets and identifiable intangible assets, when events and circumstances indicate that such assets might be impaired.

O.	Convertible Debt Financing and Derivative Liabilities

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”).

In accordance with SFAS 133, the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of September 30, 2007, the estimated fair value of the Company’s derivative liability was $86,157, as well as a warrant liability of $135,666. The estimated fair value of the debt features was determined using the Black-Scholes pricing method. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 654 day period), risk-free interest rate (4.88%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative asset. In valuing the debt features at September 28, 2007, the Company used the closing price of $0.21 and the respective conversion and exercise prices for the warrants.

P.	Stock-Based Compensation

The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R under the modified prospective method, which requires the application of SFAS 123R in fiscal 2007 to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that were outstanding as of July 1, 2006, shall be recognized as the remaining services are rendered.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.    Summary of Significant Accounting Policies (continued)

Q.	Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on non-vested equity shares or non-vested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007. The Company anticipates that these issues will have no material impact on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	Equity Transactions

A.	Issuance of Common Stock

Transactions during the three months ended September 30, 2007

In August 2007, the Company contractually agreed to issue 100,000 shares of its common stock registered under Form S-8 in exchange for consulting services valued at $40,000.

Transactions during the three months ended September 30, 2006

None

B.	Warrants

As of September 30, 2007, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of September 30, 2007, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

As of September 30, 2007, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

2.    Equity Transactions (continued)

B.	Warrants (continued)

As of September 30, 2007, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per shares.

As of September 30, 2007, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per shares.

As of September 30, 2007, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per shares.

3.	Convertible Notes Payable

On February 13, 2006, the Company completed a private placement of a secured convertible debenture and warrants to an institutional investor, generating total gross proceeds of $1 million. The proceeds were received by the Company in three traunches: $350,000 on February 13, 2006; $350,000 on March 31, 2006; and $300,000 on June 9, 2006 after the Company’s registration statement on Form SB2 was declared effective on April 26, 2006. The debentures are secured by all of the Company’s assets. The convertible debenture is convertible into the Company’s common stock at $0.75 per share, subject to certain reset provisions. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the debenture is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the debenture is convertible at an exercise price of $1.25 per share. Said warrants have a five (5) year term, the shares issuable thereunder are registrable, and have cashless exercise rights that expire upon said registration statement being declared effective.

In connection with the financing, the Company incurred finder’s fee and legal costs. The issuance costs related to the convertible debenture as of September 30, 2007, totaled $153,500 in cash, were capitalized and are being amortized over the life of the debt. The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

Warrant	Volatility	Discount Rate	Dividend Yield	Expected Life	Value	Exercise Price
Traunch 1, February 21, 2006
Warrant A	304.91%	4.88%	0	3.39	$24,500	$1.00
Warrant B	304.91%	4.88%	0	3.39	$24,500	$1.25
Traunch 2, April 11, 2006
Warrant A	256.60%	4.90%	0	3.53	$23,333	$1.00
Warrant B	256.60%	4.90%	0	3.53	$23,333	$1.25
Traunch 3, June 9, 2006
Warrant A	247.31%	5.07%	0	3.69	$20,000	$1.00
Warrant B	247.31%	5.07%	0	3.69	$20,000	$1.25

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

3.    Convertible Notes Payable (continued)

On August 20, 2007, the Company and the holder of the Convertible Note Payable, Jade Special Strategy, LLC (“Jade”) executed Amendment No. 1 to the Senior Secured Convertible Promissory Note due February 13, 2008, Amendment No. 1 to the Senior Secured Convertible Promissory Note due March 31, 2008, and Amendment No. 1 to the Senior Secured Convertible Promissory Note due June 9, 2008 (collectively the “Notes”), under the terms of which Jade agreed to forego its rights to adjust the conversion price of the Notes and to forego any redemption fees and in exchange the Company agreed to accelerate the maturity date of the Notes from two years from date of issuance to December 31, 2007. Accordingly, the amortization of deferred financing costs and note discounts has been accelerated to conform with the amended due dates. The following table summarizes the charges to interest, amortization and other expense, net for the three months ended September 30, 2007:

	September 30,
	2007	2006
Amortization of deferred financing costs	$28,202	$19,187
Accretion of note discount	$180,521	$123,750
Interest expense	$20,698	$26,125

Prior to the amendment of the debentures on August 20, 2007, the conversion price would reset if the 10-day average closing bid price of the Company’s stock is less than $0.75 per share within the 30-day period immediately following the registration statement being declared effective. The holder could have reset the conversion price to 25% below such average price and again every four months thereafter should the price fall below $0.75 per share. After the amendment of the debentures, the conversion price is set at $0.75 and is not subject to repricing. Prior to the amendment of the debentures on August 20, 2007, the debenture, which bears an interest rate of 9%, would have matured two years from date of issuance. After the amendment, the debentures mature on December 31, 2007.

Additionally, on August 20, 2007, the Company entered into a Consulting Agreement with Jade under which Jade shall render consulting services relating to strategic planning, merger and acquisition possibilities and business development activities including, without limitation, review of the business, operations, and historical financial performance of the Company (based upon management’s forecast of financial performance) so as to enable the Consultant to identify provide prospects and advice to the Company; and provide training and education to management in best practices in new market development and merger and acquisitions. In consideration for such services, the Registrant has agreed to issue Jade 100,000 shares of its common stock registered under form S-8 and issued a convertible promissory note to Jade in the amount of $150,000, which is payable on December 31, 2007, and which is convertible into shares of the Registrant’s common stock at the rate of $0.75 per share. The terms of the note issuable under the Consulting Agreement are identical to the terms of the Notes as amended on August 20, 2007.

The Company allocated the $1,000,000 in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and will be amortized to expense over the life of the debt. The note issued August 20, 2007, will mature within four months from the date of issuance. Accordingly, because of the limited term of this debenture, the Company has neither discounted this note nor amortized the issuance costs allocated to it.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

3.    Convertible Notes Payable (continued)

On September 13, 2007, the Company paid to Jade $37,500 of principal owed on the note issued under the Consulting Agreement. As a result of this payment, if the aggregate principal amount and accrued interest owing under the note were to be converted, the Company would issue 84,375 shares.

Convertible debentures consist of the following at September 30, 2007:

9% convertible subordinated debenture, due on December 31, 2007, convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.	$1,000,000
9% convertible subordinated debenture issued August 20, 2007, due on December 31, 2007, convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.	150,000
Less: Discount being accreted	(1,000,000)
Less: Prior year principal conversions and repayments	(90,000)
Less: Current period repayments	(37,500)
Plus: Prior year accretion of discount	638,958
Plus: Current period accretion of discount	180,521
Total carrying value of convertible debt at September 30, 2007	$841,979

Debt Features

Pursuant to the terms of the debentures, the holder has the option of converting into such number of fully paid and non-assessable shares of common stock as is determined by dividing that portion of outstanding principal balance plus any accrued but unpaid interest as of such date that the holder elects to convert by the Conversion price then in effect on the date on which the holder faxes a notice of conversion.

There is a prepayment upon an event of default clause. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying debenture. At issuance of the debentures (February 21, 2006, April 11, 2006, June 9, 2006, and August 20, 2007), the debt features had an estimated initial value of $0 due to a discount to the debenture and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.

The February 21, 2006, April 11, 2006, June 9, 2006, and August 20, 2007, debentures are being treated as derivative liabilities until all such provisions are settled.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

3.    Convertible Notes Payable (continued)

Common Stock Issuable Upon Conversion

In the fiscal year ended June 30, 2006, the holder converted $10,000 of the debt to equity. In the fiscal year ended June 30, 2007, the Company paid down $80,000 of principal on the notes. In September 2007, the Company paid $37,500 of principal on the notes.

As a result of these past principal payments and partial conversion of the notes, if the aggregate principal amount and accrued interest owing under the debentures were to be converted, the Company would issue 1,213,333 shares.

4.	Stock-Based Compensation

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards. The Company adopted SFAS 123R under the modified prospective method, which requires the application of SFAS 123R in 2006 to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of July 1, 2006, shall be recognized as the remaining services are rendered.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after December 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on July 1, 2006 under the modified prospective method. As such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in cost of processing and services expense and selling, general and administrative expense in the condensed consolidated statement of income on a straight-line basis over the vesting period.

The Company’s stock-based compensation primarily consists of the following:

•

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

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

4.    Stock-Based Compensation (continued)

•

In June 2004, the Board of Directors of the Company approved an Employee Stock Option Plan as well as grants to the Company’s employees. In general, granted options expire three months after the employee’s termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2004 were not a part of a qualified stock option plan. However, the Board of Directors intends to bring the Plan before the shareholders of the Company for their approval in order to qualify the Plan under Section 402 of the Internal Revenue Code. The exercise price was equal to the fair value of the stock.

•

In January 2005, the Company cancelled a stock certificate representing 45,000 shares of its common stock issued to a former employee pursuant to the Company’s 2002 Employee and Officer Retention and Recognition Plan. Concurrently, the Company caused a new certificate representing 45,000 shares of its common stock under the same plan to be issued to a current employee.

•

In April 2006, the Board of Directors of the Company approved the 2006-1 Consultant and Advisor Services Plan. According to the terms of the 2006-1 Plan, the Company may issue up to 50,000 shares of its Common stock to consultants or employees. As of September 30, 2007, all shares authorized by this Plan had been issued.

•

In July 2007, the Board of Directors of the Company approved the 2007-1 Consultant and Advisor Services Plan. According to the terms of the 2007-1 Plan, the Company may issue up to 1,500,000 shares of its Common stock to consultants or employees. As of September 30, 2007, no shares authorized by this Plan have been issued.

•	As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $9,099.

Prior to July 1, 2006, the Company accounted for its stock options, restricted stock and employee stock purchase plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months ended September 30,
	2007	2006
Risk-free interest rates	5.4%	5.4%
Expected lives (in years)	10	10
Dividend yield	-	-
Expected volatility	24.0%	24.0%

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

4.    Stock-Based Compensation (continued)

The Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2007 and 2006, was $0.21 and $0.49, respectively.

The table below presents information related to stock option activity for the quarters ended September 30, 2007 and 2006:

Three months ended September 30,
	2007	2006
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	$-	$-
Gross income tax benefit from the exercise of stock options	$-	$-

5.	Related Party Transactions

A.	Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

The Company has received advances from Wilfred Shaw, and these advances bear no interest. Mr. Shaw was owed $17,978 and $0 as of September 30, 2007, and June 30, 2007, respectively.

B.	Wing Yu

The following transactions took place between the Company and Wing Yu, the current CEO and a member of the Company’s Board of Directors:

The Company has received advances from Wing Yu. One of the advances of $15,000 bears an interest of 8% compounded annually. There are no further interest-bearing advances as of September 30, 2007. Wing Yu was owed $28,187 and $41,171 as of September 30, 2007, and June 30, 2007, respectively.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

5.    Related Party Transactions (continued)

C.	Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC (“SharpManagement”) to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company as the Company’s Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. During the year ended June 30, 2007, the Company paid SharpManagement $97,900 for unpaid fees. As of June 30, 2007, SharpManagement was due $50,527. During the three months ended September 30, 2007, the Company paid SharpManagement $42,600 for unpaid fees due. As of September 30, 2007, SharpManagement was owed $37,927.

6.	Commitments and Contingencies

A.	Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any formal legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

B.	Operating Leases

Prior to August 2006, the Company rented a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. On August 19, 2006, the Company entered into a new commercial lease agreement to rent 4,809 square feet of office space at 101 Lincoln Centre Drive, Suite 410, Foster City, California, 94404. The term of the lease is for 51 months, in which months 1-3 of lease term were considered the abatement period in which the Company was not required to pay monthly base rent. During the first year rent is $11,061 per month, which increases to $12,071 in the last year of the term. All operations including system development, control and maintenance are performed at this facility.

In December 2003, the Company leased office space in New York City under a short-term lease that expired on December 31, 2005, which thereafter converted to a month-to-month tenancy. Effective February 28, 2006, the Company terminated the lease, and entered into a new lease for office space in White Plains, New York with an initial three-month term. On April 10, 2006, the Company negotiated for a larger space and increased the term that expired on April 30, 2007. The lease has converted to a month-to-month tenancy. The monthly rent is $1,875, not inclusive of utilities and other fees.

For the three months ended September 30, 2007 and 2006, total rent expense was $39,162 and $18,217, respectively.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

7.    Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations. As of September 30, 2007, the Company has an accumulated deficit of $24,166,369 and a working capital deficit of $1,431,861. The Company’s continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In view of these matters, management believes that actions presently being taken to expand the Company’s operations provide the opportunity for the Company to reach profitability, and that the Company’s focus on strategic investments will improve the Company’s cash flow, profitability and ability to raise additional capital so that it can meet its strategic objectives.

8.	Subsequent Events

The following transaction occurred between the Company and certain related parties:

In October 2007, Wing Yu advanced $15,000 to the Company.

Item 2. Management’s Discussion and Analysis

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10KSB for the year ended June 30, 2007. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

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

Results of Operations for the three months ended September 30, 2007 and 2006

Revenues

Revenues. For the three months ended September 30, 2007, gross revenues were approximately $635,114, for a decrease of $46,580 (6.8%) for the same period in 2006. $604,467 of the revenues we recorded for the three months ended September 30, 2007 were cash or credit sales, which represented a decrease of $36,095 (5.6%) for cash and credit sales during the same period in the prior year primarily as a result of having a one time fee of $75,000 in the period ended September 30, 2006 without a similar in the period ending September 30, 2007. $30,647 of the revenues we recorded for the three months ended September 30, 2007 were for bartered advertising services, which represented a decrease of $10,485 (25.5%) for bartered for advertising services during the same period in the prior year. We recognize income from FinancialContent Service's monthly subscription based fees and customization charges at the time services are provided to the customers. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue. We also enter into agreements wherein we sell banner advertising space on our client’s websites and share the proceeds generated therefrom with our clients which accounted for approximately $78,888 of our revenues in the quarter, an increase of $29,362 (59.3%) over banner advertising revenues for the same period in the prior year.

Costs of Revenues. Cost of goods sold for the three-month period ending September 30, 2007 was approximately $129,916 for an increase of $40,458 (45.2%) over the same period in 2006. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. Costs of revenues increased in the period ended September 30, 2007 over the same period in the prior year primarily from increased fees in our website content as a result of renewing a number of our vendor agreements that had expired as well as fees incurred in expanding our content to add overseas’ exchange data to attract a wider range of clients.

Business Development. Business development expenses decreased from $2,703 for the three months ended September 30, 2006 to $0 for the three months ended September 30, 2007, a decrease of $2,703 (100%) as a result of the Company no longer booking development expenses when StreetIQ.com, Inc. began its operations.

General and Administrative. General and administrative expenses for the three-month period ended September 30, 2007 were approximately $731,081 excluding bartered advertising expense, for an increase of $216,337 (42.0%) over the same period ending September 30, 2006. This $216,337 increase is primarily a result of an increase in consulting fees of approximately $190,000 (377.4%) from approximately $50,535 for the period ended September 30, 2006 to $240,350 for the period ended September 30, 2007; an increase in commission expense of approximately $6,980 (25.7%) from approximately $27,131 for the period ended September 30, 2006 to $34,111 for the period ended September 30, 2007 primarily as a result of less corporate (non-commission) sales; an increase in professional fees of approximately $17,895 (234.7%) from approximately $7,625 for the period ended September 30, 2006 to $25,520 for the period ended September 30, 2007; an increase in employee related expense of $45,818 (20.4%) from approximately $224,388 for the period ended September 30, 2006 to $270,206 for the period ended September 30, 2007; an increase in rent of $22,780 (212.1%) from approximately $10,739 for the period ended September 30, 2006 to $33,519 for the period ended September 30, 2007 as a result of our having rent abated for approximately two month during the period ended September 30, 2006; an increase in investor relations expense $4,982 (100%) from approximately $0 for the period ended September 30, 2006 to $4,982 for the period ended September 30, 2007; offset by a decrease in marketing and advertising expense of $36,547 (84.6%) from $43,216 for the period ended September 30, 2006 to $6,669 for the period ended September 30, 2007; and a decrease in employee option expense of $37,763 (97.3%) as a result of the options granted under the Company’s 2004 Employee Stock Option Plan being almost entirely vested.

Amortization and depreciation. Amortization and depreciation expenses decreased slightly to approximately $56,121 for the three months ended September 30, 2007 from approximately $56,369 for the three months ended

September 30, 2006, a decrease of $248 (0.4%). Amortization of contracts purchased from CNET was $45,956 in both periods ended September 30 (no increase). Depreciation of property and equipment decreased slightly from $10,413 in the period ended September 30, 2006 to $10,165 for the period ended September 30, 2007, a decrease of $248 (2.4%). Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Bad debt. Bad debt expense decreased slightly to approximately $11,533 for the three months ended September 30, 2007 from approximately $12,550 for the three months ended September 30, 2006, a decrease of $997 (7.9%).

Other income (expense). Net other income (expense) was approximately $137,940 for the three months ended September 30, 2006 as compared to net other income (expense) of $525,707 for the three months ended September 30, 2007, an increase of $387,767 (281.1%). This increase was primarily the result of the gain realized on the change of the warrant liability related to the warrant issued by us to Jade Special Strategy, LLC, in the three months ended September 30, 2006, of approximately $113,166 (151.2%), the gain realized on the change of the derivative liability related to the note issued by us to Jade Special Strategy, LLC, in the three months ended September 30, 2006, of approximately $335,682 (145.1%), offset by the amortization of the note discount related to the note issued by us to Jade Special Strategy, LLC, in the three months ended September 30, 2006, of approximately ($56,771) (45.9%). These changes were due to the amendment of the notes to accelerate their due dates to 12/31/2007. The increase in net other income was also the result of a decrease in interest expense of approximately $5,427 (20.8%) from approximately ($26,125) for the three months ended September 30, 2006 to approximately ($20,698) for the three months ended September 30, 2007.

Liquidity and Capital Resources

For the three months ended September 30, 2007, we had a net gain (exclusive of dividends on preferred stock and other comprehensive loss) of $200,692 compared to a net gain of $105,678 for the three months ended September 30, 2006. This gain in operating activities of $95,014 (89.9%) was due primarily to an increase in total other income of $387,767 (281.1%), offset by increases in operating expenses of $204,904 (32.8%), offset by a decrease of revenues of $46,580 (6.8%), and offset by an increase in cost of goods sold of $40,458 (45.2%). The issuance costs related to the convertible debentures as of September 30, 2007 totaled $153,500 in cash, and were capitalized and are being amortized over the life of the debt. This amortization has been accelerated to reflect the change in due dates on the notes. The Company calculated the value of Warrant A, related to the proceeds received from the first traunch, being approximately $24,500 under the Black-Scholes option-pricing method (assumption: volatility 304.91%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the first traunch, being approximately $24,500 under the Black-Scholes option-pricing method (assumption: volatility 304.91%, risk free rate 4.88% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the second traunch, being approximately $23,333 under the Black-Scholes option-pricing method (assumption: volatility 256.60%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the second traunch, being approximately $23,333 under the Black-Scholes option-pricing method (assumption: volatility 256.60%, risk free rate 4.90% and zero dividend yield). The Company calculated the value of Warrant A, related to the proceeds received from the third traunch, being approximately $20,000 under the Black-Scholes option-pricing method (assumption: volatility 247.31%, risk free rate 5.07% and zero dividend yield). The Company calculated the value of Warrant B, related to the proceeds received from the third traunch, being approximately $20,000 under the Black-Scholes option-pricing method (assumption: volatility 247.31%, risk free rate 5.04% and zero dividend yield). The Company allocated the $1,000,000 in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debentures, and this amortization has been accelerated according to the change in the due dates of the notes.

Net cash used for financing activities was $32,506 for the three months ended September 30, 2007 compared to net cash used of $4,704 for the three months ended September 30, 2006, a decrease of $27,802 (591.0%). The net cash provided by financing activities during the three months ended September 30, 2006, included advances received from and repaid to officers and related parties in the amount of $4,994, and payment of convertible note principal in the amount of $37,500.

The Company had a total stockholders' deficit of ($1,171,811) on September 30, 2007 compared to stockholders’ deficit of ($1,463,901) on June 30, 2007, an improvement of $292,090 (19.6%), resulting primarily from a decrease in the accumulated deficit of $200,690 (0.8%), and an increase in paid-in capital of $91,300 (0.4%).

As of September 30, 2007, our working capital position improved by $352,965 (19.8%) to a negative $1,413,861 from a negative $1,784,826 at June 30, 2007. The Company's current ratio for the period ended September 30, 2007 is 0.24:1, from a ratio of 0.23:1 for the year ended June 30, 2007. The increase in our working capital position is primarily from a decrease in the value of the warrant liability of approximately $188,000 (58.1%) from the warrants issued in conjunction with the sale of the convertible note, a decrease in the value of the derivative liability of approximately $567,044 (86.8%) from the sale of the convertible note, and a decrease in management fees due a related party of approximately $12,600 (24.9%), offset by a $45,496 (10.4%) decrease in accounts receivable, an increase in accounts payable of approximately $2,396 (0.9%), an increase in deferred revenue of approximately $18,546 (16.9%), an increase in convertible notes payable of approximately $112,500 (12.4%), a decrease in the unamortized discount from the sale of the convertible note of approximately $180,521 (50.0%), and a $11,553 (4.9%) increase in allowance for doubtful accounts receivable.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Accounts payable and accrued liabilities at September 30, 2007 consisted of the following:

Accounts payable and accrued expense	$286,959
Payroll and taxes payable	$127,809
Management fees due related parties	$37,927
Advances payable related parties	$46,165
Dividends payable	$63,389
Total	$552,174

Fixed recurring and general and administrative expenses would be as follows:

Average Monthly
Salaries and benefits	$110,000
Rent	$15,000
Corp expenses	$5,000
Office expenses	$5,000
Accounting	$5,000
Total Monthly	$150,000

Our estimate of net cash requirements for overhead for the next twelve months subsequent to September 30, 2007, is approximately $200,000 (includes the above fixed cost estimate of $150,000) a month for a twelve month total of $2,400,000. Our estimated net cash gross revenues from our core licensing operations for that time period is approximately $2,800,000. Our estimated net cash gross revenues from our online advertising operations for that same time period is $200,000. The estimated forecast for modest growth is primarily a result of our renegotiation of the contracts with several of our larger clients under which the monthly licensing fee will will increase but as a concession we will no longer be charging these clients for overages. Our modest forecast for growth is also a result of our downward reassessment of the demand for the ad inventory we receive in exchange for our licensing services.

We have generally financed our operations through the sale of debt and equity. On February 13, 2006, we entered into a Note and Warrant Purchase Agreement with an institutional investor under which we sold three secured convertible notes totaling $1,000,000. In August 2007, we entered into an agreement in which we issued an additional $150,000 convertible debenture in exchange for consulting services. Unless converted earlier, these notes and the additional secured convertible note, are payable on December 31, 2007. As of September 30, 3007, the balance of the notes due, not inclusive of interest, is $1,022,500. Our current plan is to pay off the notes with cash on hand and/or to secure additional financing and/or to sell all or a portion of our assets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Though, we had a net gain from operations in the period ended September 30, 2007 of approximately $200,692, the entire net gain can be attributed to the change in value of our derivative liability which was the result of our advancing the maturity date of the secured convertible notes. In the past we’ve experienced recurring operating losses and negative cash flows from operations. We also have a working capital deficit of $1,413,861 for the three months ended September 30, 2007. Our continued existence is dependent upon our ability to increase operating revenues and/or raise money from equity and debt financing.

The timely payment on the secured convertible notes is dependent upon the Company’s ability to raise sufficient funds from the sale of debt or equity or from the sale of our assets, as our revenues will be insufficient to pay the entire balance upon maturity. Though our net cash gross revenues is sufficient to cover our operational costs, this payment obligation raises substantial doubt about the Company’s ability to continue as a going concern. Though we have been successful raising money in the past there is no guarantee that we will be able to raise sufficient funds to meet this payment obligation in the near future. The Company’s reliance on equity and debt financing will necessarily continue.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit to under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In February 2006, we announced that our year end financial statements were to be restated, relating to an error in not accounting for the beneficial conversion feature in the issuance of our preferred convertible stock in the year ended June 30, 2004. Our conclusion to restate resulted in affecting our assessment regarding our controls, and that they were not effective for the 12 months ending June 30, 2006.

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

PART II – OTHER INFORMATION

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

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

(31)            31.1 Certification by Wing Yu, Chief Executive Officer, as required under Section 302 of Sarbanes- Oxley Act of 2002, attached hereto.

                     31.2 Certification by Dave Neville, Chief Financial Officer, as required under Section 302 of  the                      Sarbanes-Oxley Act of 2002, attached hereto.

  (32)            32 Certification as required under Section 906 of Sarbanes-Oxley Act of 2002, attached hereto.

(b) Reports on Form 8-K

August 27, 2007

Under Item 101, we announced that we amended the secured convertible promissory notes we issued under a note and warrant purchase agreement we entered into on or about February 13, 2006, which amendments removed the rights of the holder of the notes to reset the conversion price in consideration of accelerating the due date of such notes to December 31, 2007. We also announced entering into a consulting agreement with the holder of the notes wherein we agreed to pay said holder $150,000 pursuant to a new convertible promissory note having the same terms and conditions as the original notes, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIALCONTENT, INC.
Registrant

Date: November 14, 2007	/S/ WING YU
Wing Yu
Chief Executive Officer

Date: November 14, 2007	/S/ DAVE NEVILLE
Dave Neville
Chief Financial Officer