Form 10QSB
period 2007-12-31
FINANCIALCONTENT INC
filed 2008-03-24
CIK 1100360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

-------------

(Mark One)

☒ QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

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

___________________________________                                                       _______________________

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIALCONTENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

FINANCIALCONTENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

C O N T E N T S

Consolidated Balance Sheets	1 – 2

Consolidated Statements of Operations and Comprehensive Loss	3

Consolidated Statements of Cash Flows	4 – 5

Notes to Consolidated Financial Statements	6 – 20

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

ASSETS	December 31, 2007	June 30, 2007
Current Assets:	(unaudited)	(audited)
Cash and cash equivalents	$88,103	$10,680
Short-term investments in marketable securities	1,191	1,191
Accounts receivable - trade (net of reserve for doubtful
accounts of $312,331 and $236,609, respectively)	345,036	491,916
Other receivables	37,500	-
Prepaid expenses	7,695	12,423
Deposits	17,987	18,437

Total Current Assets	497,512	534,647

Property and Equipment :
Office furniture	22,945	22,945
Equipment	294,108	253,234
Software	5,992	5,992

Property and Equipment, cost	323,045	282,171

Accumulated depreciation	(230,580)	(208,086)

Property and Equipment, net	92,465	74,08 5

Other Assets:
Long-term investments	-	6,612
Deferred financing fees (net of amortization of $153,500
and $97,097, respectively)	-	56,403
Purchased contracts - CNET (net of amortization
of $947,234 and $855,321, respectively)	91,912	183,825

Total Other Assets	91,912	246,840

Total Assets	$681,889	$855,572

(continued)

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2007	June 30, 2007
Current Liabilities:	(unaudited)	(audited)
Accounts payable	$314,304	$274,488
Management fees due to related party	67,327	50,527
Payroll and taxes payable	44,180	112,280
Other accrued expenses	14,605	17,409
Deferred revenue	190,120	110,050
Related party advances	131,161	41,171
Convertible notes payable	1,135,000	910,000
Accrued interest on convertible notes payable	6,825	6,825
Unamortized discount on convertible notes	-	(361,042)
Warrant liability	-	323,666
Derivative liability	-	653,201
Liabilities of discontinued operations	117,509	117,509
Dividend payable	63,389	63,389

Total Current Liabilities	2,084,420	2,319,473

Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized
Preferred stock Series A, $0.001 par value; 2,239,910
shares issued and outstanding	2,240	2,240
Preferred stock Series B, $0.001 par value; 600,000
shares issued and outstanding	600	600
Preferred stock Series C, $0.001 par value; 1,134,668
shares issued and outstanding	1,135	1,135
Preferred stock Series D, $0.001 par value; 4,000,000
shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value; 900,000,000 shares
authorized; 10,982,610 issued and outstanding	10,982	10,982
Additional paid-in-capital	23,110,804	23,008,704
Accumulated other comprehensive loss	(2,035)	(124,503)
Accumulated deficit	(24,530,257)	(24,367,059)

Total Stockholders' Equity	(1,402,531)	(1,463,901)

Total Liabilities and Stockholders' Equity	$681,889	$855,572

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenues:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$673,888	$571,566	$1,278,355	$1,212,128
Barter revenues (non-cash)	30,647	71,565	61,294	112,697
Total Revenues	704,535	643,131	1,339,649	1,324,825

Costs of revenues (depreciation expense
is not included in cost of revenues)	(158,011)	(139,704)	(287,927)	(229,162)

Operating Expenses:
Business development	395	4,562	395	7,265
General and administrative	394,790	505,938	1,125,871	1,020,682
Bad debt	64,169	(4,319)	75,722	8,231
Advertising expense - barter (non-cash)	30,647	68,565	61,294	106,697
Amortization and depreciation	58,284	55,643	114,405	112,012
Total Operating Expenses	548,285	630,389	1,377,687	1,254,887

Loss from Operations	(1,761)	(126,962)	(325,965)	(159,224)

Other Income (Expense):
Other income	158	99	242	905
Amortization of deferred financing costs	(28,200)	(19,187)	(56,402)	(38,374)
Gain/(loss) on change in warrant liability	168,491	(67,833)	356,491	7,001
Gain/(loss) on change in derivative liability	53,332	(128,953)	620,376	102,409
Loss on investment	(6,612)	-	(6,612)	-
Amortization of note discount	(180,521)	(177,560)	(361,042)	(301,310)
Extinguishment of debt	(225,000)	-	(225,000)	-
Interest expense	(20,707)	(28,925)	(41,405)	(55,050)

Total Other Income(Expense)	(239,059)	(422,359)	286,648	(284,419)

Net Income before Taxes	(240,820)	(549,321)	(39,317)	(443,643)

Provision for income tax	(600)	(800)	(1,411)	(800)

Net Loss	(241,420)	(550,121)	(40,728)	(444,443)

Preferred stock dividend	-	(12,281)	-	(24,562)

Net Income Attributable to Common Stockholders	(241,420)	(562,402)	(40,728)	(469,005)

Other comprehensive income:
Unrealized loss on securities	-	(3,967)	-	(13,025)

Comprehensive Income	$(241,420)	$(566,369)	$(40,728)	$(482,030)

Net income per share from continuing operations (basic and diluted)	$(0.02)	$(0.05)	$(0.00)	$(0.04)
Net income per share from cash dividend (basic and diluted)	-	(0.00)	-	(0.00)
Total income per share (basic and diluted)	$(0.02)	$(0.05)	$(0.00)	$(0.04)

Shares used in per share calculation (basic and diluted)	10,982,610	10,949,277	10,982,610	10,949,277

Included in operating expenses is non-cash share-based compensation as follows:

General and administrative	$350	$39,965	$1,400	$78,778

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Operating Activities:	(unaudited)	(unaudited)
Net loss from operations	$(40,728)	$(444,443)

Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation	22,493	20,102
Amortization of intangible asset	91,912	91,913
Amortization of financing costs	56,402	38,374
Amortization of note discount	361,042	301,310
Allowance for bad debts	75,722	8,231
Expense recognized in connection with subscription receivable	100,700	100,700
Expense recognized for employee stock option plan	1,400	78,778
Extinguishment of debt	225,000	-
Change in valuation of warrant liability	(356,491)	(7,001)
Change in valuation of derivative liability	(620,376)	(102,409)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - trade	33,658	(216,214)
Decrease in deposits	450	4,795
Decrease in prepaid expenses	4,728	46,672
Increase (decrease) in income tax payable	(600)	800
Increase in accounts payable	39,817	62,161
Decrease in accrued liabilities and expenses	(2,204)	(1,502)
Increase in management fees due to related party	16,800	15,800
Increase (decrease) in payroll and taxes payable	(68,100)	11,401
Increase in deferred revenue	80,070	70,923
Increase in accrued convertible interest	-	6,825

Net cash provided by operating activities	21,695	87,216

Investing activities:
Decrease in value of long-term investments	6,612	-
Purchase of property and equipment	(40,874)	(34,211)

Net cash used in investing activities	(34,262)	(34,211)

(continued)

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Financing activities:	(unaudited)	(unaudited)
Payments on convertible note	-	(80,000)
Proceeds from notes payable	-	30,000
Proceeds from advances from officers	139,863	22,828
Payments on advances from officers	(49,873)	(9,599)

Net cash (used) provided by financing activities	89,990	(36,771)

Increase in cash and cash equivalents	77,423	16,234

Cash and cash equivalents, beginning of period	10,680	4,295

Cash and cash equivalents, end of period	$88,103	$20,529

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,950	$36,225
Taxes	$-	$-

Supplemental disclosures of non-cash transactions:
Expense recognized in connection with subscription receivable	$100,700	$100,700
Expense recognized in connection with employee stock option plan	$1,400	$78,778
Barter revenue transactions for advertising	$61,294	$112,697
Barter expense transactions for advertising	$61,294	$106,697

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

DECEMBER 31, 2007

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

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $70,462 for the period ended December 31, 2007, $61,294 of which was paid by barter service transactions. The Company incurred advertising expenses of $118,771 for the six months ended December 31, 2006, of which $106,697 were paid by barter service transactions.

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

DECEMBER 31, 2007

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, earnings per share – dilutive does not include the effect of potentially dilutive securities for the three- and six-month periods ended December 31, 2007 and 2006. The net losses for these periods make the securities anti-dilutive.

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

	Six months ending December 31,
	2007	2006
Financial content and hosting	$1,043,645	$1,060,292
Advertising (non-barter)	234,710	76,836
Advertising (barter)	61,294	112,697
Web development and management	-	75,000
Total	$1,339,649	$1,324,825

J.	Comprehensive Income (Loss)

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

DECEMBER 31, 2007

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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $312,331 and $236,609 of accounts receivable as of December 31, 2007, and June 30, 2007, respectively.

L.	Software Developed for Internal Use

The American Institute of Certified Public Accountants issued Statement of Position 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This standard requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and to amortize them over the software’s estimated useful life. The Company has adopted SOP 98-1, which does not have a material impact on the financial statements and related disclosures.

M.	Intangibles

Intangible assets consist of goodwill resulting from acquisition of websites and other Internet properties, purchased contracts and deferred financing fees. The difference between the fair market value of the assets acquired and consideration paid is recorded as the intangible value. The Company has estimated that the economic useful life of the purchased contracts to be 5 years and amortization to be on a straight-line basis. Management estimated the useful life based on expected retention of the contracts purchased.

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

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.    Summary of Significant Accounting Policies (continued)

O.	Convertible Debt Financing and Derivative Liabilities (continued)

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of December 31, 2007, the estimated fair value of the Company’s derivative liability was $0, as well as a warrant liability of $0. The value was determined based on the Notes and all warrants associated with the Notes having an exercise price that are greater than the market value of the Company’s common stock. The amendments to the Notes effective as of August 20, 2007 removed the holder’s repricing rights and made the conversion rate a flat $0.75 per share. As the actual price per share has been less than $0.75 since December 1, 2006, there is no beneficial conversion feature to the Notes or the warrants associated with the Notes.

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

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1.    Summary of Significant Accounting Policies (continued)

Q.	Recent Accounting Pronouncements (continued)

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

Transactions during the six months ended December 31, 2007

In August 2007, the Company contractually agreed to issue 100,000 shares of its common stock registered under Form S-8 in exchange for consulting services valued at $40,000, which agreement was subsequently cancelled on December 31, 2007. The stock was never issued.

Transactions during the six months ended December 31, 2006

None

B.	Warrants

As of December 31, 2007, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of December 31, 2007, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

As of December 31, 2007, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

2.    Equity Transactions (continued)

B.	Warrants (continued)

As of December 31, 2007, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per shares.

As of December 31, 2007, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per shares.

As of December 31, 2007, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per shares.

3.	Convertible Notes Payable

On February 13, 2006, the Company completed a private placement of a secured convertible debenture and warrants to an institutional investor, generating total gross proceeds of $1 million. The proceeds were received by the Company in three traunches: $350,000 on February 13, 2006; $350,000 on March 31, 2006; and $300,000 on June 9, 2006 after the Company’s registration statement on Form SB2 was declared effective on April 26, 2006. The debentures are secured by all of the Company’s assets. The convertible debenture is convertible into the Company’s common stock at $0.75 per share, subject to certain reset provisions. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the debenture is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the debenture is convertible at an exercise price of $1.25 per share. Said warrants have a five (5) year term, the shares issuable thereunder are registrable, and had cashless exercise rights that expired upon said registration statement being declared effective.

In connection with the financing, the Company incurred finder’s fee and legal costs. The issuance costs related to the convertible debenture as of December 31, 2007, totaled $153,500 in cash, were capitalized and are being amortized over the life of the debt. As of December 31, 2007, the estimated warrant liability of the warrant associated with the Notes was $0. The value was determined based on all warrants associated with the Notes having exercise prices that are greater than the market value of the Company’s common stock, therefore there is no beneficial conversion feature to the warrants. The exercise prices of the warrants are as follows:

Convertible Note Warrant A:	$1.00 per share
Convertible Note Warrant B:	$1.25 per share

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.    Convertible Notes Payable (continued)

On August 20, 2007, the Company and the holder of the Convertible Note Payable, Jade Special Strategy, LLC (“Jade”) executed Amendment No. 1 to the Senior Secured Convertible Promissory Note due February 13, 2008, Amendment No. 1 to the Senior Secured Convertible Promissory Note due March 31, 2008, and Amendment No. 1 to the Senior Secured Convertible Promissory Note due June 9, 2008 (collectively the “Notes”), under the terms of which Jade agreed to forego its rights to adjust the conversion price of the Notes and to forego any redemption fees and in exchange the Company agreed to accelerate the maturity date of the Notes from two years from date of issuance to December 31, 2007. Accordingly, the amortization of deferred financing costs and note discounts has been accelerated to conform to the amended due dates. The following table summarizes the charges to interest, amortization and other expense, net for the six months ended December 31, 2007:

	Six Months Ended December 31,
	2007	2006
Amortization of deferred financing costs	$56,402	$38,374
Amortization of note discount	$361,042	$301,310
Interest expense	$40,950	$43,050

Thereafter, on December 31, 2007, the Company amended the Notes, which were due to mature on December 31, 2007, due to cash flow problems experienced by the Company. Jade agreed to amend the notes to a new maturity date, February 29, 2008. In consideration, the Company agreed to increase the amount due on each of the Notes by $75,000 and to pay a penalty on each of the Notes to be determined at a future date. The interest rate on the Notes was not changed. The Company evaluated the modification of the note pursuant to EITF Issue Nos. 96-19, 02-04, and 06-06. The evaluation of the modification revealed that the modified terms represented a difference greater than 10%, thus the Company followed debt extinguishment accounting. This modification resulted in the recording a loss on extinguishment of debt of $225,000.

Due to significant cash flow problems, on February 26, 2008, the Company modified the terms of the Notes payable to Jade with an outstanding balance of $1,135,000 due on February 29, 2008. Jade agreed to extend the due date to March 15, 2008, and waive the penalty, and in consideration the Company agreed to increase the amount due on each of the Notes by $10,000. These notes were payable on March 15, 2008. Though the Company has not received a notice of default from Jade, the Company has failed to timely pay the notes on their maturity date, as amended.

Prior to the amendment of the debentures on August 20, 2007, the conversion price would reset if the 10-day average closing bid price of the Company’s stock is less than $0.75 per share within the 30-day period immediately following the registration statement being declared effective. The holder could have reset the conversion price to 25% below such average price and again every four months thereafter should the price fall below $0.75 per share. After the amendment of the debentures, the conversion price is set at $0.75 and is not subject to repricing. Prior to the amendment of the debentures on August 20, 2007, the debenture, which bears an interest rate of 9%, would have matured two years from date of issuance. After the amendments, the debentures mature on March 15, 2008.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.    Convertible Notes Payable (continued)

Additionally, on August 20, 2007, the Company entered into a Consulting Agreement with Jade under which Jade shall render consulting services relating to strategic planning, merger and acquisition possibilities and business development activities including, without limitation, review of the business, operations, and historical financial performance of the Company (based upon management’s forecast of financial performance) so as to enable the Consultant to identify provide prospects and advice to the Company; and provide training and education to management in best practices in new market development and merger and acquisitions. In consideration for such services, the Registrant agreed to issue Jade 100,000 shares of its common stock registered under form S-8 and issued a convertible promissory note to Jade in the amount of $150,000, which is payable on December 31, 2007, and which is convertible into shares of the Registrant’s common stock at the rate of $0.75 per share. The terms of the note issuable under the Consulting Agreement are identical to the terms of the Notes as amended on August 20, 2007.

On December 31, 2007, the Company and Jade agreed to cancel the Consulting Agreement. On September 13, 2007, the Company paid to Jade $37,500 of principal owed on the note issued under the Consulting Agreement. As a result of the mutual termination of the Consulting Agreement, this payment has been recorded as cash receivable.

The Company allocated the $1,000,000 in gross proceeds between the convertible debentures and the warrants based on their fair values. The Company reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount was accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and were amortized to expense over the life of the debt. The discount and the issuance costs were fully amortized as of December 31, 2007.

Convertible debentures consist of the following at December 31, 2007:

9% convertible subordinated debenture, due on March 15, 2008, convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.	$1,000,000
Less: Discount being accreted	(1,000,000)
Less: Prior year principal conversions and repayments	(90,000)
Plus: Prior year accretion of discount	638,958
Plus: Current period accretion of discount	361,042
Plus: Additional principal per amendment	225,000
Total carrying value of convertible debt at December 31, 2007	$1,135,000

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

3.    Convertible Notes Payable (continued)

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

There is a prepayment upon an event of default clause. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying debenture. At issuance of the debentures (February 21, 2006, April 11, 2006, and June 9, 2006), the debt features had an estimated initial value of $0 due to a discount to the debenture and a derivative liability on the consolidated balance sheet. In subsequent periods, if the price of the security changes to a price greater than the conversion price, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.

The February 21, 2006, April 11, 2006, and June 9, 2006 debentures are being treated as derivative liabilities until all such provisions are settled. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of December 31, 2007, the estimated fair value of the Company’s derivative liability was $0. The value was determined based on the Notes having an exercise price that are greater than the market value of the Company’s common stock. The amendments to the Notes effective as of August 20, 2007 removed Jade’s repricing rights and made the conversion rate a flat $0.75 per share. As the actual price per share has been less than $0.75 since December 1, 2006, there is no beneficial conversion feature to the Notes.

Common Stock Issuable Upon Conversion

In the fiscal year ended June 30, 2006, the holder converted $10,000 of the debt to equity. In the fiscal year ended June 30, 2007, the Company paid down $80,000 of principal on the notes.

As a result of these past principal payments and partial conversion of the notes, if the aggregate principal amount and accrued interest owing under the debentures were to be converted, the Company would issue 1,513,333 shares.

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

DECEMBER 31, 2007

4.    Stock-Based Compensation (continued)

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

•	In April 2006, the Board of Directors of the Company approved the 2006-1 Consultant and Advisor Services Plan. According to the terms of the 2006-1 Plan, the Company

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

4.	Stock-Based Compensation (continued)

may issue up to 50,000 shares of its Common stock to consultants or employees. As of December 31, 2007, all shares authorized by this Plan had been issued.

•

In July 2007, the Board of Directors of the Company approved the 2007-1 Consultant and Advisor Services Plan. According to the terms of the 2007-1 Plan, the Company may issue up to 1,500,000 shares of its Common stock to consultants or employees. As of December 31, 2007, no shares authorized by this Plan have been issued.

•	As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $9,099.

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

The weighted-average estimated fair value of stock options granted during the three months ended December 31, 2007 and 2006, was $0.28 and $0.69, respectively.

The table below presents information related to stock option activity for the periods ended December 31, 2007 and 2006:

	Six months ended December 31,
	2007	2006
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	$-	$-

Gross income tax benefit from the exercise of stock options	$-	$-
Expense recognized from vesting of options	$1,400	$78,778

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

5.    Related Party Transactions

A.	Wing Yu

The following transactions took place between the Company and Wing Yu, the current CEO and a member of the Company’s Board of Directors:

The Company has received advances from Wing Yu. One of the advances of $15,000 bears an interest of 8% compounded annually. The remaining balance of advances as of December 31, 2007, represents non-interest-bearing advances. Wing Yu was owed $113,183 and $41,171 as of December 31, 2007, and June 30, 2007, respectively.

On December 10, 2007, the Company signed a promissory note with Wing Yu to advance the Company up to $115,000 on as as-needed basis. This note has a floating interest rate through a personal equity line that bears interest at ¾ points below prime. As of December 31, 2007 there were no interest bearing advances from this note.

B.	Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

The Company has received advances from Mr. Shaw. These advances bear no interest. Mr. Shaw was owed $17,978 and $0 as of December 31, 2007, and June 30, 2007, respectively.

C.	Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC (“SharpManagement”) to secure the services of Wilfred Shaw. Under the terms of this contract, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company as the Company’s Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. During the year ended June 30, 2007, the Company paid SharpManagement $97,900 for unpaid fees. As of June 30, 2007, SharpManagement was due $50,527. During the six months ended December 31, 2007, the Company paid SharpManagement $43,200 for unpaid fees due. As of December 31, 2007, SharpManagement was owed $67,327.

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

DECEMBER 31, 2007

6.    Commitments and Contingencies (continued)

B.	Operating Leases

Prior to August 2006, the Company rented a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. On August 19, 2006, the Company entered into a new commercial lease agreement to rent 4,809 square feet of office space at 101 Lincoln Centre Drive, Suite 410, Foster City, California, 94404. The term of the lease is for 51 months, in which months 1-3 of lease term were considered the abatement period in which the Company was not required to pay monthly base rent. During the first year rent was $11,061 per month, which increases over five years to $12,071 in the last year of the term. All operations including system development, control and maintenance are performed at this facility.

In December 2003, the Company leased office space in New York City under a short-term lease that expired on December 31, 2005, which thereafter converted to a month-to-month tenancy. Effective February 28, 2006, the Company terminated the lease, and entered into a new lease for office space in White Plains, New York with an initial three-month term. On April 10, 2006, the Company negotiated for a larger space and increased the term that expired on April 30, 2007. The lease converted to a month-to-month tenancy and the monthly rent was $1,875, not inclusive of utilities and other fees. The Company terminated this lease effective on November 30, 2007.

For the six months ended December 31, 2007 and 2006, total rent expense was $80,321 and $35,789, respectively.

7.	Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses from operations. As of December 31, 2007, the Company has an accumulated deficit of $24,530,257 and a working capital deficit of $1,586,908. The Company’s continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity financing, or, alternatively, to sell its wholly-owned subsidiary, FinancialContent Services, Inc. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In view of these matters, management believes that actions presently being taken to expand the Company’s operations provide the opportunity for the Company to reach profitability, and that the Company’s focus on strategic investments will improve the Company’s cash flow, profitability and ability to raise additional capital so that it can meet its strategic objectives.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

8.    Subsequent Events

The secured convertible promissory notes issued by the Company to Jade Special Strategy, LLC as amended were payable on March 15, 2008. The balance payable on the maturity date is $1,165,000. Though the Company has not received a notice of default from the institutional investor, the Company has failed to timely pay the principal due on the notes on their maturity date.

Owen Naccarato resigned as a director of the Company effective as of January 29, 2008. Gregg Fidan resigned as a director of the Company effective as of February 13, 2008. Dave Neville resigned as the chief financial officer, president and general counsel of the Company effective as of February 13, 2008.

Item 2. Management’s Discussion and Analysis

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Such risks, uncertainties and assumptions include, but are not limited to, the factors that we describe in the section entitled "Management's Discussion and Analysis" in the Form 10-KSB for the year ended June 30, 2007. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

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

Our customer base represents a cross-section of many online businesses, including newspapers, television and radio stations, banks, brokerage firms, as well as corporate websites. Notable customers include ABC National Television Group, AdvisorSites, Banks.com, BISYS Retirement Services, Cablevision/Optimum Online, Career Innovations, CBS Radio, CBS Television Stations Digital Media Group, CNET Networks, 4INFO, Fox Interactive Media, Gannett, Hearst Media, The Kiplinger Washington Editors, McClatchy Interactive, Media General, Media News Group, NBC Universal, The Nielsen Company, Scripps, Synacor, and WR Hambrecht.

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

Results of Operations for the six months ended December 31, 2007 and 2006

Revenues.

Three Months Ended December 31

	2007	2006	$ Increase/ (decrease)	% Increase/ (decrease)
Cash and credit sales	$567,719	$513,822	$53,897	10.5%
Banner advertising	106,169	57,744	48,425	83.9%
Advertising barter sales	30,647	71,565	(40,918)	(57.2%)
Gross revenues	$704,535	$643,131	$61,404	9.6%

Six Months Ended December 31

	2007	2006	$ Increase/ (decrease)	% Increase/ (decrease)
Cash and credit sales	$1,093,298	$1,104,858	$(11,560)	(1.1%)
Banner advertising	185,057	107,270	77,787	72.6%
Advertising barter sales	61,294	112,697	(51,403)	(45.6%)
Gross revenues	$1,339,649	$1,324,825	$14,824	1.1%

We recognize income from FinancialContent Service's monthly subscription based fees and customization charges at the time services are provided to the customers. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue. Fiscal second quarter 2008 subscription and customization fees were $567,719 compared with $513,822 for the same quarter in fiscal 2007, an increase of $53,897 (10.5%). First six months of fiscal 2008, subscription and customization fees were $1,093,298 compared with $1,104,828 for the same six months in fiscal 2007, a decrease of $11,560 (1.1%). We expect subscription and customization fees to grow.

We also enter into agreements wherein we sell banner advertising space on our clients’ websites and share the proceeds generated therefrom with our clients which accounted for approximately $106,169 of our revenues in the fiscal second quarter, an increase of $48,425 (83.9%) over banner advertising revenues for the same quarter in fiscal 2007. $185,057 of the revenues we recorded for the first six months of fiscal 2008 were for banner advertising sales, an increase of $77,787 (72.6%) over banner advertising revenues for the same six months in fiscal 2007. We expect to continue to sell banner advertising space on our clients’ websites.

We also enter into agreements wherein we barter our services in exchange for advertising services. $30,647 of the revenues we recorded for the fiscal second quarter were for bartered advertising services, which represented a decrease of $40,918 (57.2%) for bartered for advertising services for the same quarter in fiscal 2007. $61,294 of the revenues we recorded for the first six months of fiscal 2008 were for barter advertising sales, a decrease of $51,403 (45.6%) over barter advertising revenues for the same six months in fiscal 2007.

Costs of Revenues.

Three Months Ended December 31

	2007	2006	$ Increase	% Increase
Costs of revenues	$158,011	$139,704	$18,307	13.1%

Six Months Ended December 31

	2007	2006	$ Increase	% Increase
Costs of revenues	$287,927	$229,162	$58,765	25.6%

During the fiscal second quarter 2008, costs of goods sold was approximately $158,011, which represented an increase of $18,307 (13.1%) over costs of good sold for the same quarter in fiscal 2007. During the first six months of fiscal 2008, costs of goods sold was approximately $287,927, which represents an increase of $58,765 (25.6%) over costs of good sold for the same first six months of fiscal 2007. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. Costs of revenues increased in the first six months of fiscal 2008 compared to the same six months in 2007 primarily from increased fees in our website content as a result of renewing a number of our vendor agreements that had expired as well as fees incurred in expanding our content to add overseas’ exchange data to attract a wider range of clients.

Business Development.

Three Months Ended December 31

	2007	2006	$ Decrease	% Decrease
Business Development Expense	$395	$4,562	$(4,167)	(91.3%)

Six Months Ended December 31

	2007	2006	$ Decrease	% Decrease
Business Development Expense	$395	$7,265	$(6,870)	(94.6%)

Business development expenses decreased from $7,265 for the first six months of fiscal 2007 to $395 for the same six months in 2008, a decrease of $6,870 (94.6%), as a result of the Company no longer booking development expenses related to StreetIQ.com, Inc. beginning its operations.

General and Administrative.

Three Months Ended December 31

	2007	2006	$ Decrease	% Decrease
General/Administrative Expense	$394,790	$505,938	$(111,148)	( 22.0%)

	2007	2006	$ Increase/ (decrease)	% Increase/ (decrease)
Consulting fees	$(137,775)	$62,850	$(200,625)	(319.2%)
Commission	40,340	21,220	19,120	90.1%
Professional fees	100,121	11,812	88,309	747.6%
Employment expenses	271,283	259,281	12,002	4.6%
Rent	40,851	17,572	23,279	132.5%
Investor relations	3,383	-	3,383	100.0%
Advertising/Marketing	2,499	4,700	(2,201)	(46.8%)
Employee stock options	350	39,965	(39,615)	(99.1%)
Other G/A expenses	73,738	88,538	(14,800)	(16.7)%
	$394,790	$505,938	$(111,148)	(22.0)%

Six Months Ended December 31

	2007	2006	$ Increase	% Increase
General/Administrative Expense	$1,125,871	$1,020,682	$105,189	10.3%

	2007	2006	$ Increase/ (decrease)	% Increase/ (decrease)
Consulting fees	$129,950	$139,575	$(9,625)	6.9%
Commission	74,451	48,351	26,100	53.9%
Professional fees	125,641	19,437	106,204	546.4%
Employment expenses	553,446	491,522	61,924	12.6%
Rent	80,321	35,789	44,532	124.4%
Investor relations	8,365	-	8,365	100.0%
Advertising/marketing	9,168	47,916	(38,748)	(80.9%)
Employee stock options	1,400	78,778	(77,378)	(98.2%)
Other G/A expenses	143,1299	159,314	(16,185)	(10.2%)
	$1,125,871	$1,020,682	$105,189	10.3%

General and administrative expenses consist primarily of salaries and other employment related expenses. General and administrative expenses totaled $394,790 and $505,938 for the second fiscal quarters of 2008 and 2007, respectively. Our general and administrative expenses increased by $105,189 (10.3%) in the first six months in fiscal 2008 over the same six months in 2007 primarily as a result of an increase in professional fees by $106,204 (546.4%); an increase in legal fees related to our using outside counsel for legal matters and the change of status of our general counsel from an employee to independent contractor; an increase in our rent expense in the amount of $44,532 (124.4%) as a result of a two-month rent abatement we received in the fist six months of fiscal 2007; an increase in commission expense of $26,100 (53.9%) as a result of increased sales of our subscription service, and offset by a decrease in advertising and marketing expense of $38,748 (80.9%) as a result of concluding the launch of www.streetiq dot com; and a decrease in employee stock option expense of $77,378 ((98.2%) as a result of the options granted under the Company’s 2004 Employee Stock Option Plan being almost entirely vested. We expect general and administrative costs to increase as our business expands.

Amortization and depreciation.

Three Months Ended December 31

	2007	2006	$ Increase	% Increase
Amortization of intangible	$45,956	$45,956	-	0.0%
Depreciation of PP&E	12,328	9,687	2,641	27.3%
Total Depreciation and Amortization	$58,284	$55,643	2,641	4.8%

Six Months Ended December 31

	2007	2006	$ Increase	% Increase
Amortization of intangible	$91,912	$91,912	-	0.0%
Depreciation of PP&E	22,493	20,100	2,393	11.9%
Total Depreciation and Amortization	$114,405	$112,012	2,393	2.1%

Amortization and depreciation expenses increased slightly to $114,405 for the second fiscal quarter 2008 from $112,012 for the same six months in 2007. Amortization of contracts purchased from CNET was $91,912 in the first two fiscal quarters of 2008 and 2007. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Bad debt.

Three Months Ended December 31

	2007	2006	$ Increase	% Increase
Bad debt	$64,169	$(4,319)	$68,488	(1,585.7%)

Six Months Ended December 31

	2007	2006	$ Increase	% Increase
Bad debt	$75,722	$8,231	$67,491	820.0%

Bad debt for the first six months of fiscal 2008 increased by $67,491 (820.0%) over the same six month period in the prior year as a result of the write-down of the overage fees incurred by a client.

Other income (expense).

Three Months Ended December 31

	2007	2006	$ Increase/ (decrease)	% Increase/ (decrease)
Other Income
Other income	$158	$99	59	59.6%
Gain/(Loss) on change in warrant liability	168,491	(67,833)	236,324	348.4%
Gain/(Loss) on change in derivative liability	53,332	(128,953)	182,285	141.4%
Net Other Income	221,981	(196,687)	418,668	212.9%

Less: Other Expense
Amortization of deferred financing costs	28,200	19,187	9,013	47.0%
Amortization of note discount	180,521	177,560	2,961	1.7%
Interest expense	20,707	28,925	(8,218)	(28.4%)
Extinguishment of debt	225,000	-	225,000	100.0%
Loss on Investment	6,612	-	6,612	100.0%
Net Other Expense	461,040	225,672	235,368	104.3%
Total Other Income (Expense)	$(239,059)	$(422,359)	$183,300	43.4%

Six Months Ended December 31

	2007	2006	$ Increase/ (decrease)	% Increase/ (decrease)
Other Income
Other income	$242	$905	(663)	(73.2%)
Gain/(Loss) on change in warrant liability	356,491	7,001	349,490	4,992.0%

Gain/(Loss) on change in derivative liability	620, 376	102,409	517,967	505.8%
Net Other Income	977,109	110,315	866,794	785.7%

Less: Other Expense
Amortization of deferred financing costs	56,402	38,374	18,028	47.0%
Amortization of note discount	361,042	301,310	59,732	19.8%
Interest expense	41,405	55,050	(13,645)	(24.8%)
Extinguishment of debt	225,000	-	225,000	100.0%
Loss on Investment	6,612	-	6,612	100.0%
Net Other Expense	690,461	394,734	295,727	74.9%
Total Other Income (Expense)	$286,648	$(284,419)	$571, 067	200.8%

Net other expense was ($284,419) for the first six months of fiscal 2007 as compared to net other income of $286,648 for the same six months in fiscal 2008, an increase in income of $571,067 (200.8%). This increase was primarily the result of the gain realized in the first six months of fiscal 2008 on the change in the warrant liability related to the warrants issued by us to Jade Special Strategy, LLC in the amount of $349,490 (4,992.0%) and the gain realized in the first six months of fiscal 2008 on the change in the derivative liability related to the three convertible notes issued by us to Jade Special Strategy, LLC in the amount of $517,967 (505.8%), offset by a loss realized in the first six months of fiscal 2008 on the extinguishment of debt related to the December 31, 2007 amendments to the convertible notes issued by us to Jade Special Strategy, LLC of $225,000) (no comparable expense in the previous year). The gain on the warrant liability and derivative liability were a result of the warrants and convertible notes issued by us to Jade Special Strategy, LLC no longer having a benefit of conversion as the average market price of the stock share for the first six months of fiscal 2008 was $0.31. The extinguishment of debt is the result of the payment of $75,000 we agreed to pay on each of the convertible notes issued by us to Jade Special Strategy, LLC in consideration of Jade Special Strategy, LLC extending the maturity date of the convertible notes.

Liquidity and Capital Resources

For the first six months of fiscal year 2008, we had a loss from operations of ($325,965) compared to a loss from operating activities of ($159,224) for the same six months in fiscal 2007. This increase in operating losses of $166,741 (104.7%) was due primarily to an increase in general and administrative expenses of $105,189 (10.3%), an increase in bad debt expense of $67,491 (820.0%), an increase in costs of revenues of $58,765 (25.6%), and offset by a decrease in non-cash barter advertising expense of $45,403 (42.5%), and an increase in revenues of $14,824 (1.1%). The issuance costs related to the convertible debentures as of December 31, 2007 totaled $153,500 in cash, and were capitalized and amortized over the life of the debt. As of December 31, 2007, issuance costs and debt discount are fully amortized. The Company did not extend the amortization periods with the note amendments.

Net cash provided for financing activities was $89,990 for the first six months of fiscal 2008 compared to net cash used of $36,771 for the same six months in fiscal 2006, an increase of $126,761 (344.7%). The net cash provided and used by financing activities during the first six month of fiscal 2008 included advances received from and repaid to officers in the amount of $139,863 and 49,873, respectively.

The Company had a total stockholders' deficit of ($1,402,531) on December 31, 2007 compared to stockholders’ deficit of ($1,463,901) on June 30, 2007, an increase of $61,370 (4.0%), resulting primarily from an increase in the accumulated deficit of $163,198 (1.0%) offset by an increase in paid-in capital of $102,100 (0.4%).

As of December 31, 2007, our working capital position improved by $197,918 (11.1%) to a negative $1,586,908 from a negative $1,784,826 at June 30, 2007. The Company's current ratio for the period ended December 31, 2007 is 0.24, from a ratio of 0.23 for the year ended June 30, 2007. The increase in our working capital position is primarily from a decrease in the value of the warrant liability of $323,666 (100.0%) from the warrants issued in conjunction with the sale of the convertible notes, a decrease in the value of the derivative liability of $653,201 (100.0%) from the sale of the convertible notes, a decrease in payroll taxes payable of $68,100 (60.6%), and an increase in cash and cash equivalents of $77,423 (724.9%), offset by a $39,816 (14.5%) increase in accounts payable, an increase in related party advances of $89,990 (218.6%), an increase in deferred revenue of $80,070 (72.8%), an increase in convertible notes payable of $225,000 (24.7%) from the amendment to the convertible notes, a decrease in unamortized discount on convertible notes of $361,042 (100.0%), and a $75,722 (32.0%) increase in allowance for doubtful accounts receivable.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Accounts payable and accrued liabilities at December 31, 2007 consisted of the following:

Accounts payable	$314,304
Payroll and taxes payable	$44,180
Management fees due related parties	$67,327
Advances payable related parties	$131,161
Dividends payable	$63,389
Convertible debt and interest	$1,141,825
Accrued expenses	$14,605
Liabilities of discontinued operations	$117,509
Total	$1,894,300

Fixed recurring and general and administrative expenses would be as follows:

Average Monthly
Salaries and benefits	$120,000
Rent	$15,000
Corp expenses	$5,000
Office expenses	$5,000
Professional and consulting fees	$10,000
Total Monthly	$155,000

Our estimate of net cash requirements for overhead for the next twelve months subsequent to December 31, 2007, excluding the convertible debt and interest, is approximately $200,000 (includes the above fixed cost estimate of $155,000) a month for a twelve month total of $2,400,000. Our estimated net cash gross revenues from our core licensing operations for that time period is approximately $2,800,000. Our estimated net cash gross revenues from our online advertising operations for that same time period is $600,000. The estimated forecast for modest growth is primarily a result of our renegotiation of the contracts with several of our larger clients under which the monthly licensing fee will increase but as a concession we will no longer be charging these clients for overages. Our modest forecast for growth is also a result of our downward reassessment of the demand for the ad inventory we receive in exchange for our licensing services.

We have generally financed our operations through the sale of debt and equity. On February 13, 2006, we entered into a Note and Warrant Purchase Agreement with an institutional investor under which we sold three secured convertible notes totaling $1,000,000. These notes were payable on March 15, 2008.

Though we have not received a notice of default from the institutional investor, we have failed to timely pay the notes on their maturity date. As of December 31, 2007, the balance of the notes due, inclusive of interest, is $1,141,825. Our current plan is to pay off the notes with cash on hand and/or to secure additional financing and/or to sell all or a portion of our assets.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the past we’ve experienced recurring operating losses. We also have a working capital deficit of $1,586,908 as of December 31, 2007. Our continued existence is dependent upon our ability to increase operating revenues and/or raise money from equity and debt financing or to sell all or a portion of our assets.

The payment on the secured convertible notes is dependent upon the Company’s ability to raise sufficient funds from the sale of debt or equity or from the sale of our assets, as our revenues will be insufficient to pay the entire balance upon maturity. Though our net cash gross revenues is sufficient to cover our operational costs, this payment obligation raises substantial doubt about the Company’s ability to continue as a going concern. Though we have been successful raising money in the past there is no guarantee that we will be able to raise sufficient funds to meet this payment obligation in the near future. The Company’s reliance on equity and debt financing will necessarily continue.

ITEM 3A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Wing Yu, our Chief Executive Officer, and Thomas McAleer, our controller, who performs services equivalent to a principal financial officer, has evaluated the design and operating effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of December 31, 2007, and were effective during the entire quarter ended December 31, 2007.

Internal Control Over Financial Reporting. We also maintain internal control over financial reporting. The term “internal control over financial reporting,” as defined by regulations of the SEC, means a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures in the U.S. (“GAAP”), and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

On February 13, 2006, we completed a private placement of a secured convertible debenture to Jade Special Strategy, LLC (“Jade”), generating total gross proceeds of $1 million. The proceeds were received by us under three notes: $350,000 under the Senior Secured Convertible Promissory Note due February 13, 2006; $350,000 under the Senior Secured Promissory Noted due March 31, 2006; and $300,000 under the Senior Secured Promissory Note due June 9, 2006 (collectively the “Notes”). The Notes are secured by all of our assets. The Notes are convertible into our stock at $0.75 per share, subject to certain reset provisions.

On August 20, 2007, Jade agreed to amend the Notes. Under the terms of the amendments to the Notes, Jade agreed to forego its rights to adjust the conversion price of the Notes and to forego any redemption fees and in exchange we agreed to accelerate the maturity date of the Notes from two years from date of issuance to December 31, 2007.

Thereafter, on December 31, 2007, due to cash flow problems we requested and Jade agreed to further amend the Notes. Under the terms of the amendments, Jade agreed to a new maturity date of February 29, 2008. In consideration, the Company agreed to increase the amount due on each of the Notes by $75,000 and to pay a penalty on each of the Notes to be determined at a future date.

Thereafter, on February 26, 2008, due to continuing cash flow problems, we requested and Jade agreed to further amend the Notes. Under the terms of the amendments, Jade agreed to extend the due date to March 15, 2008 and waive the penalty included in the amendment entered into on December 31, 2007, and in consideration the Company agreed to increase the amount due on each of the Notes by $10,000.

These Notes were payable on March 15, 2008. Though the Company has not received a notice of default from Jade, the Company has failed to timely pay the notes on their maturity date, as amended. The balance due on the Notes, not inclusive of interest is $1,165,000.

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

FINANCIALCONTENT, INC.
Registrant

Date: March 21, 2008	/S/ WING YU
Wing Yu
Chief Executive Officer

Date: March 21, 2008	/S/ THOMAS MCALEER
Thomas McAleer
Controller