Form 10QSB
period 2008-03-31
FINANCIALCONTENT INC
filed 2008-05-20
CIK 1100360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

-------------

(Mark One)

☒ QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIALCONTENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

C O N T E N T S

Consolidated Balance Sheets	1 – 2

Consolidated Statements of Operations and Comprehensive Loss	3

Consolidated Statements of Cash Flows	4 – 5

Notes to Consolidated Financial Statements	6 – 21

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 AND JUNE 30, 2007

ASSETS	March 31, 2008	June 30, 2007
Current Assets:	(unaudited)	(audited)
Cash and cash equivalents	$50,789	$10,680
Short-term investments in marketable securities	1,191	1,191
Accounts receivable - trade (net of reserve for doubtful
accounts of $317,669 and $236,609, respectively)	383,740	491,916
Other receivables	37,500	-
Prepaid expenses	8,497	12,423
Deposits	12,987	18,437

Total Current Assets	494,704	534,647

Property and Equipment :
Office furniture	24,144	22,945
Equipment	299,929	253,234
Software	5,992	5,992

Property and Equipment, cost	330,065	282,171

Accumulated depreciation	(242,795)	(208,086)

Property and Equipment, net	87,270	74,085

Other Assets:
Long-term investments	-	6,612
Deferred financing fees (net of amortization of $153,500
and $97,097, respectively)	-	56,403
Purchased contracts - CNET (net of amortization
of $993,190 and $855,321, respectively)	45,956	183,825

Total Other Assets	45,956	246,840

Total Assets	$627,930	$855,572

(continued)

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF MARCH 31, 2008 AND JUNE 30, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2008	June 30, 2007
Current Liabilities:	(unaudited)	(audited)
Accounts payable	$312,123	$274,488
Management fees due to related party	27,327	50,527
Payroll and taxes payable	65,534	112,280
Other accrued expenses	16,968	17,409
Deferred revenue	199,793	110,050
Related party advances	162,728	41,171
Convertible notes payable	1,127,500	910,000
Accrued interest on convertible notes payable	12,000	6,825
Unamortized discount on convertible notes	-	(361,042)
Warrant liability	-	323,666
Derivative liability	-	653,201
Liabilities of discontinued operations	117,509	117,509
Dividend payable	63,389	63,389

Total Current Liabilities	2,104,871	2,319,473

Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized
Preferred stock Series A, $0.001 par value; 2,239,910
shares issued and outstanding	2,240	2,240
Preferred stock Series B, $0.001 par value; 600,000
shares issued and outstanding	600	600
Preferred stock Series C, $0.001 par value; 1,134,668
shares issued and outstanding, respectively	1,135	1,135
Preferred stock Series D, $0.001 par value; 4,000,000
shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value; 900,000,000 shares authorized;
10,982,610 issued and outstanding	10,982	10,982
Additional paid-in-capital	23,127,698	23,008,704
Accumulated other comprehensive loss	(2,035)	(124,503)
Accumulated deficit	(24,621,561)	(24,367,059)

Total Stockholders' Equity	(1,476,941)	(1,463,901)

Total Liabilities and Stockholders' Equity	$627,930	$855,572

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended December 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$649,656	$781,076	$1,928,011	$1,993,204
Barter revenues (non-cash)	23,550	41,132	84,844	153,829
Total Revenues	673,206	822,208	2,012,855	2,147,033

Costs of revenues (depreciation expense
is not included in cost of revenues)	(139,114)	(111,649)	(427,041)	(340,811)
Costs of revenues - barter (non-cash)	(3,000)	-	(3,000)	-

Operating Expenses:
Business development	-	13,732	395	20,997
General and administrative	478,617	590,048	1,604,488	1,610,730
Bad debt	5,338	-	81,060	8,231
Advertising expense - barter (non-cash)	20,550	38,132	81,844	144,829
Amortization and depreciation	58,172	55,378	172,577	167,390
Total Operating Expenses	562,677	697,290	1,940,364	1,952,177

Loss from Operations	(31,585)	13,269	(357,550)	(145,955)

Other Income (Expense):
Other income	146	190	389	1,095
Amortization of deferred financing costs	-	(19,187)	(56,403)	(57,561)
Gain/(loss) on change in warrant liability	-	(149,835)	356,491	(142,834)
Gain/(loss) on change in derivative liability	-	(284,444)	620,376	(182,035)
Loss on investment	1,892	-	(4,720)	-
Amortization of note discount	-	(113,750)	(361,042)	(415,060)
Extinguishment of debt	-	-	(225,000)	-
Interest expense	(56,580)	(21,858)	(97,985)	(76,908)

Total Other Income(Expense)	(54,542)	(588,884)	232,106	(873,303)

Net Income before Taxes	(86,127)	(575,615)	(125,444)	(1,019,258)

Provision for income tax	(5,177)	(600)	(6,588)	(1,400)

Net Loss	(91,304)	(576,215)	(132,032)	(1,020,658)

Preferred stock dividend	-	-	-	(24,562)

Net Income Attributable to Common Stockholders	(91,304)	(576,215)	(132,032)	(1,045,220)

Other comprehensive income:
Unrealized loss on securities	-	(3,967)	-	(13,025)

Comprehensive Income	$(91,304)	$(580,182)	$(132,032)	$(1,058,245)

Net income per share from continuing operations (basic and diluted)	$(0.01)	$(0.05)	$(0.01)	$(0.10)
Net income per share from cash dividend (basic and diluted)	-	-	-	(0.00)
Total income per share (basic and diluted)	$(0.01)	$(0.05)	$(0.01)	$(0.10)

Shares used in per share calculation (basic and diluted)	10,982,610	10,967,795	10,982,610	10,426,940

Included in operating expenses is non-cash share-based compensation as follows:
General and administrative	$-	$42,262	$1,400	$121,040

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Operating Activities:	(unaudited)	(unaudited)
Net loss	$(132,032)	$(1,020,658)

Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation	34,708	29,521
Amortization of intangible asset	137,869	137,869
Amortization of financing costs	56,403	57,561
Amortization of note discount	361,042	415,060
Allowance for bad debts	81,060	8,231
Expense recognized in connection with subscription receivable	117,594	151,050
Expense recognized for employee stock option plan	1,400	121,040
Extinguishment of debt	225,000	-
Loan default fee	30,000	-
Change in valuation of warrant liability	(356,491)	142,834
Change in valuation of derivative liability	(620,376)	182,035

Changes in operating assets and liabilities:
Increase in accounts receivable - trade	(10,384)	(466,182)
Increase in other receivable	(37,500)	-
Decrease in deposits	5,450	4,795
Decrease in prepaid expenses	3,926	84,099
Increase (decrease) in income tax payable	(600)	1,400
Increase in accounts payable	37,634	50,651
Increase in accrued liabilities and expenses	159	7,398
Increase (decrease) in management fees due to related party	(23,200)	45,200
Increase (decrease) in payroll and taxes payable	(46,746)	70,183
Increase in deferred revenue	89,743	83,981
Increase in accrued convertible interest	5,175	6,825

Net cash provided by (used in) operating activities	(40,166)	112,893

Investing activities:
Decrease in value of long-term investments	6,612	-
Purchase of property and equipment	(47,894)	(44,809)

Net cash used in investing activities	(41,282)	(44,809)

(continued)

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008		2007
Financing activities:	(unaudited)		(unaudited)
Payments on convertible note		-	(80,000)
Proceeds from notes payable		-	30,000
Payments on notes payable		-	(30,000)
Proceeds from advances from officers		171,430	24,804
Payments on advances from officers		(49,873)	(9,596)

Net cash (used) provided by financing activities		121,557	(64,792)

Increase in cash and cash equivalents		40,109	3,292

Cash and cash equivalents, beginning of period		10,680	4,295

Cash and cash equivalents, end of period		$50,789	$7,587

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$		$48,225
Taxes	$		$-

Supplemental disclosures of non-cash transactions:
Expense recognized in connection with subscription receivable		$117,594	$151,050
Expense recognized in connection with employee stock option plan		$1,400	$121,040
Barter revenue transactions for advertising		$84,844	$153,829
Barter costs of revenue transactions		$3,000	$-
Barter expense transactions for advertising		$81,844	$144,829

See accompanying notes to financial statements.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

MARCH 31, 2008

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

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $91,812 for the period ended March31, 2008, $81,844 of which was paid by barter service transactions. The Company incurred advertising expenses of $154,779 for the nine months ended March 31, 2007, of which $144,829 were paid by barter service transactions.

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

MARCH 31, 2008

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

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, earnings per share – dilutive does not include the effect of potentially dilutive securities for the three- and nine-month periods ended March 31, 2008 and 2007. The net losses for these periods make the securities anti-dilutive.

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

	Nine months ending March 31,
	2008	2007
Financial content and hosting	$1,680,489	$1,683,085
Advertising (non-barter)	247,522	235,119
Advertising (barter)	84,844	153,829
Web development and management	0	75,000
Total	$2,012,855	$2,147,033

J.	Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains(losses) on available-for-sale marketable securities, and is presented in the consolidated statements of shareholders’ equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts, when necessary. Management evaluated the accounts receivable and reserved $317,669 and $236,609 of accounts receivable as of March 31, 2008, and June 30, 2007, respectively.

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

MARCH 31, 2008

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

MARCH 31, 2008

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2008, the estimated fair value of the Company’s derivative liability was $0, as well as a warrant liability of $0. The value was determined based on the Notes and all warrants associated with the Notes having an exercise price that are greater than the market value of the Company’s common stock. The amendments to the Notes effective as of August 20, 2007 removed the holder’s repricing rights and made the conversion rate a flat $0.75 per share. As the actual price per share has been less than $0.75 since December 1, 2006, there is no beneficial conversion feature to the Notes or the warrants associated with the Notes.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”) which provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements onearnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

1.	Summary of Significant Accounting Policies (continued)

Q.	Recent Accounting Pronouncements (continued)

Value Measurements” (“FAS 157”).  FSP 157-2 defers the effective date ofFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company anticipates that adoption of this pronouncement will have no material impact to its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company anticipates that adoption of this pronouncement will have no material impact to its consolidated financial position, results of operations or cash flows.

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

Also in June 2007, the EITF ratified EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research anddevelopment activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

1.    Summary of Significant Accounting Policies (continued)

Q.	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted. The Company is in the process of reviewing the potential impact of FAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements.  In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early adoption is prohibited.  The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	Equity Transactions

A.	Issuance of Common Stock

Transactions during the nine months ended March 31, 2008

In August 2007, the Company contractually agreed to issue 100,000 shares of its common stock registered under Form S-8 in exchange for consulting services valued at $40,000, which agreement was subsequently cancelled on December 31, 2007. The stock was never issued.

Transactions during the nine months ended March 31, 2007

In February 2007, an individual converted 33,333 shares of Series C Preferred Stock into 33,333 shares of the Company’s common stock.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

2.    Equity Transactions (continued)

B.	Warrants

As of March 31, 2008, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of March 31, 2008, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per share.

As of March 31, 2008, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.00 per share.

As of March 31, 2008, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $1.25 per shares.

As of March 31, 2008, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.00 per shares.

As of March 31, 2008, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $1.25 per shares.

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

In connection with the financing, the Company incurred finder’s fee and legal costs. The issuance costs related to the convertible debenture as of March 31, 2008, totaled $153,500 in cash, were capitalized and were amortized over the life of the debt. As of March 31, 2008, the estimated warrant liability of the warrant associated with the Notes was $0. The value was determined based on all warrants associated with the Notes having exercise prices that are greater than the market value of the Company’s common stock, therefore there is no beneficial conversion feature to the warrants. The exercise prices of the warrants are as follows:

Convertible Note Warrant A:	$1.00 per share
Convertible Note Warrant B:	$1.25 per share

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

3.    Convertible Notes Payable (continued)

On August 20, 2007, the Company and the holder of the Convertible Note Payable, Jade Special Strategy, LLC (“Jade”) executed Amendment No. 1 to the Senior Secured Convertible Promissory Note due February 13, 2008, Amendment No. 1 to the Senior Secured Convertible Promissory Note due March 31, 2008, and Amendment No. 1 to the Senior Secured Convertible Promissory Note due June 9, 2008 (collectively the “Notes”), under the terms of which Jade agreed to forego its rights to adjust the conversion price of the Notes and to forego any redemption fees and in exchange the Company agreed to accelerate the maturity date of the Notes from two years from date of issuance to December 31, 2007. Accordingly, the amortization of deferred financing costs and note discounts has been accelerated to conform to the amended due dates. The following table summarizes the charges to interest, amortization and other expense, net for the nine months ended March 31, 2008:

	Nine Months Ended March 31,
	2008	2007
Amortization of deferred financing costs	$56,403	$57,561
Amortization of note discount	$361,042	$415,060
Interest expense	$97,985	$76,908

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

Due to significant cash flow problems, on February 26, 2008, the Company modified the terms of the Notes payable to Jade with an outstanding balance of $1,135,000 due on February 29, 2008. Jade agreed to extend the due date to March 15, 2008, and waive the penalty, and in consideration the Company agreed to increase the amount due on each of the Notes by $10,000. These notes which totaled $1,165,000 were payable on March 15, 2008. On March 24, 2008, the Company received a notice of default from Jade declaring the entire unpaid principal balance of the Notes, as amended, together with all interest accrued thereon, due and payable. Upon default, Jade may foreclose on the assets of the Company, or alternatively, demand that the principal amount of the Notes, as amended, then outstanding and all accrued interest thereon be converted into shares of the Company’s common stock at $0.75 per share.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Convertible debentures consist of the following at March 31, 2008:

9% convertible subordinated debenture, due on March 15, 2008, convertible into shares of common stock upon default on the Notes. Interest is payable monthly, and principal is due at maturity.	$1,000,000
Less: Discount being accreted	(1,000,000)
Less: Prior year principal conversions and repayments	(90,000)
Plus: Prior year accretion of discount	638,958
Plus: Current period accretion of discount	361,042
Plus: Additional principal per amendment	225,000
Less: Current period cash repayment	(37,500)
Total carrying value of convertible debt at March 31, 2008	$1,127,500

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The February 21, 2006, April 11, 2006, and June 9, 2006 debentures are being treated as derivative liabilities until all such provisions are settled. At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of March 31, 2008, the estimated fair value of the Company’s derivative liability was $0. The value was determined based on the Notes having an exercise price that are greater than the market value of the Company’s common stock. The amendments to the Notes effective as of August 20, 2007 removed Jade’s repricing rights and made the conversion rate a flat $0.75 per share. As the actual price per share has been less than $0.75 since December 1, 2006, there is no beneficial conversion feature to the Notes.

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

MARCH 31, 2008

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

•

In April 2006, the Board of Directors of the Company approved the 2006-1 Consultant and Advisor Services Plan. According to the terms of the 2006-1 Plan, the Company may issue up to 50,000 shares of its Common stock to consultants or employees. As of March 31, 2008, all shares authorized by this Plan had been issued.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

•

In July 2007, the Board of Directors of the Company approved the 2007-1 Consultant and Advisor Services Plan. According to the terms of the 2007-1 Plan, the Company may issue up to 1,500,000 shares of its Common stock to consultants or employees. As of March 31, 2008, no shares authorized by this Plan have been issued.

4.	Stock-Based Compensation (continued)

•	As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options and restricted stock awards, net of forfeitures, was approximately $9,099.

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

The Company calculated the fair value of each option grant on the date of the grant, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Nine Months ended March 31,
	2008	2007
Risk-free interest rates	5.4%	5.4%
Expected lives (in years)	10	10
Dividend yield	-	-
Expected volatility	24.0%	24.0%

The Company determined the expected life of the stock options using historical data adjusted for known factors that would alter historical exercise behavior including announced retirement dates. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the grant date. Expected volatility was determined using historical volatility.

The weighted-average estimated fair value of stock options granted during the three months ended March 31, 2008 and 2007, was $0.08 and $0.28, respectively.

The table below presents information related to stock option activity for the periods ended March 31, 2008 and 2007:

	Nine months ended March 31,
	2008	2007
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	$-	$-

Gross income tax benefit from the exercise of stock options	$-	$-
Expense recognized from vesting of options	$1,400	$121,040

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

5.    Related Party Transactions

A.	Wing Yu

The following transactions took place between the Company and Wing Yu, the current CEO and a member of the Company’s Board of Directors:

The Company has received advances from Wing Yu. On December 10, 2007, the Company signed a promissory note with Wing Yu to advance the Company up to $115,000 on as as-needed basis. This note has a floating interest rate through a personal equity line that bears interest at ¾ points below prime. $130,000 has been advanced to the Company by Wing Yu under the note, not inclusive of accrued interest of $930.

As of March 31, 2008, there is a non-interest bearing advance payable to Wing Yu in the amount of $11,694.

Total amounts owed to Wing Yu at March 31, 2008, and June 30, 2007, were $146,619 and $41,171, respectively.

B.	Wilfred Shaw

The following transactions took place between the Company and Wilfred Shaw, the former CEO and current Chairman of the Board of Directors:

The Company has received advances from Mr. Shaw. These advances bear no interest. Mr. Shaw was owed $16,109 and $0 as of March 31, 2008, and June 30, 2007, respectively.

C.	Sharpmanagement.com, LLC

The Company has signed a series of one-year consulting contracts with Sharpmanagement.com, LLC (“SharpManagement”) to secure the services of Wilfred Shaw. Under the terms of the current one year contract effective as of January 1, 2007, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company as the Company’s Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. During the year ended June 30, 2007, the Company paid SharpManagement $97,900 for unpaid fees. As of June 30, 2007, SharpManagement was due $50,527. During the nine months ended March 31, 2008, the Company paid SharpManagement $83,400 for unpaid fees due. As of March 31, 2008, SharpManagement was owed $27,327.

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

MARCH 31, 2008

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

For the nine months ended March 31, 2008 and 2007, total rent expense was $129,916 and $76,406, respectively.

7.	Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses from operations. As of March 31, 2008, the Company has an accumulated deficit of $24,621,561 and a working capital deficit of $1,610,167. The Company’s continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity financing, or, alternatively, to sell its wholly-owned subsidiary, FinancialContent Services, Inc. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

8.    Subsequent Events

On May 15, 2008, the Company filed a Form PRE 14C wherein the Company set forth the terms of the Stock Purchase Agreement entered into by the Company and Jade wherein the Company shall transfer all of the outstanding and issued shares of its wholly owned subsidiary, FinancialContent Services, Inc., to a related party, and FinancialContent Services, Inc. shall assume the liability under the Notes, as amended, and in consideration thereof Jade has agreed to release the Company from the liability and the assumption of the Notes, as amended, by FinancialContent Services, Inc. In addition, in consideration of Jade forbearing on its rights to foreclose on the assets of the Company, the Company has agreed to issue Jade a note in the amount of $50,000 payable in two years and has further agreed to reset the exercise price on all six warrants issued to Jade down to $0.75. A shareholder owning a majority of the Company’s votes of voting shares has executed a written consent approving the transaction. The closing of the proposed sale will take place on the second business day following our satisfaction of the provisions of Regulation 14C of the Securities Exchange Act of 1934.

In view of these matters, management believes that actions presently being taken will allow the Company to move on with a minimum of liabilities and thereby allowing the Company to raise capital to pursue other business opportunities and or make the Company attractive for a future merger with an operating business entity.

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

Results of Operations for the nine months ended March 31, 2008 and 2007

--------------------------------------------------------------------------------------------------

Revenues.

Three Months Ended March 31

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Cash and credit sales	$601,194	$719,015	$(53,897)	16.4%
Banner advertising	48,462	62,061	(13,559)	(21.9%)
Advertising barter sales	23,550	41,132	(17,582)	(42.7%)
Gross revenues	$673,206	$822,208	$(149,002)	(18.1%)

Nine Months Ended March 31

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Cash and credit sales	$1,694,492	$1,823,873	$(129,381)	(7.1%)
Banner advertising	233,519	169,331	64,188	37.9%
Advertising barter sales	84,844	153,829	(68,985)	(44.8%)
Gross revenues	$2,012,855	$2,147,033	$(134,178)	(6.2%)

We recognize income from FinancialContent Service's monthly subscription based fees and customization charges at the time services are provided to the customers. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue. Fiscal third quarter 2008 subscription and customization fees were $601,194 compared with $719,015 for the same quarter in fiscal 2007, a decrease of $(53,897) (16.4%). The first nine months of fiscal 2008, subscription and customization fees were $1,694,492 compared with $1,823,873 for the same nine months in fiscal 2008, a decrease of $129,381 (7.1%). We expect subscription and customization fees to remain relatively flat.

We also enter into agreements wherein we sell banner advertising space on our clients’ websites and share the proceeds generated therefrom with our clients which accounted for approximately $48,462 of our revenues in the fiscal third quarter, a decrease of $13,559 (21.9%) over banner advertising revenues for the same quarter in fiscal 2007. $233,519 of the revenues we recorded for the first nine months of fiscal 2008 were for banner advertising sales, an increase of $64,188 (37.9%) over banner advertising revenues for the same nine months in fiscal 2007. We expect to continue to sell banner advertising space on our clients’ websites.

We also enter into agreements wherein we barter our services in exchange for advertising services. $23,550 of the revenues we recorded for the fiscal second quarter were for bartered advertising services, which represented a decrease of $17,582 (42.7%) for bartered for advertising services for the same quarter in fiscal 2007. $84,844 of the revenues we recorded for the first nine months of fiscal 2008 were for barter advertising sales, a decrease of $68,985 (44.8%) over barter advertising revenues for the same nine months in fiscal 2007. We expect advertising barter sales to continue to decrease.

Costs of Revenues.

Three Months Ended March 31

	2008	2007	$ Increase	% Increase
Costs of revenues	$142,114	$111,649	$30,465	27.3%

Nine Months Ended March 31

	2008	2007	$ Increase	% Increase
Costs of revenues	$430,041	$340,811	$89,230	26.2%

During the fiscal third quarter 2008, costs of goods sold was approximately $142,114, which represented an increase of $30,465 (26.2%) over costs of good sold for the same quarter in fiscal 2007. During the first nine months of fiscal 2008, costs of goods sold was approximately $430,041, which represents an increase of $89,230 (26.2%) over costs of good sold for the same first nine months of fiscal 2007. We have negotiated contracts with our content providers such that we are able to add clients without a corresponding increase in our content acquisition costs. Costs of revenues increased in the first nine months of fiscal 2008 compared to the same nine months in 2007 primarily from increased fees in our website content as a result of renewing a number of our vendor agreements that had expired as well as fees incurred in expanding our content to add overseas’ exchange data to attract a wider range of clients.

Business Development.

Nine Months Ended March 31

	2008	2007	$ Decrease	% Decrease
Business Development Expense	$0	$13,372	$(13,372)	(100.0%)

Nine Months Ended March 31

	2008	2007	$ Decrease	% Decrease
Business Development Expense	$395	$20,997	$(20,602)	(98.1%)

Business development expenses decreased from $20,997 for the first nine months of fiscal 2007 to $395 for the same nine months in 2008, a decrease of $20,602 (98.1%), as a result of the Company no longer booking development expenses related to StreetIQ.com, Inc. beginning its operations.

General and Administrative.

Three Months Ended March 31

	2008	2007	$ Decrease	% Decrease
General/Administrative Expense	$478,617	$590,048	$(111,431)	(18.9%)

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Consulting fees	$20,614	$72,225	$(51,611)	(71.5%)
Commission	25,919	32,769	(6,850)	(20.9%)
Professional fees	23,798	8,478	15,320	180.7%
Employment expenses	302,325	301,615	710	0.2%
Rent	49,595	40,617	8,978	22.1%
Investor relations	3,184	-	3,184	100.0%
Advertising/Marketing	11,711	4,325	7,386	170.8%
Employee stock options	0	42,260	(42,260)	(100.0%)
Management Fees	200	30,000	(29,800)	(99.3%)
Other G/A expenses	41,271	57,759	(16,449)	(28.5)%
	$478,617	$590,048	$(111,431)	(18.9)%

Nine Months Ended March 31

	2008	2007	$ Decrease	% Decrease
General/Administrative Expense	$1,604,488	$1,610,730	$6,242	0.4%

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Consulting fees	$150,564	$211,800	$(61,236)	28.9%
Commission	100,370	81,120	19,250	23.7%
Professional fees	149,430	27,195	122,235	449.5%
Employment expenses	866,407	803,393	63,014	7.8%
Rent	129,916	76,406	53,510	70.0%
Investor relations	11,549	-	11,549	100.0%
Advertising/marketing	20,879	52,241	(31,362)	(60.0%)
Employee stock options	1,400	121,040	(119,640)	(98.8%)
Management Fees	60,200	90,000	(29,800)	(33.1%)
Other G/A expenses	113,773	147,535	(33,762)	(22.9%)
	$1,604,488	$1,610,730	$(6,242)	(0.4%)

General and administrative expenses consist primarily of salaries and other employment related expenses. General and administrative expenses totaled $478,617 and $590,048 for the third fiscal quarters of 2008 and 2007, respectively. Our general and administrative expenses remained relatively flat for an increase of only $6,242 (0.4%) in the first nine months in fiscal 2008 over the same nine months in 2007 primarily as a result of an increase in professional fees by $122,235 (449.5%) as a result of our using outside counsel for legal matters and the change of status of our general counsel from an employee to independent contractor; an increase in our rent expense in the amount of $53,510 (70.0%) as a result of a one-time two-month rent abatement we received in the fist nine months of fiscal 2007; an increase in commissions paid of $19,250 (23.7%), and offset by a decrease in advertising and marketing expense of $31,362 (60.0%) as a result of concluding the launch of www.streetiq.com ; a decrease in employee stock option expense of $119,640 (98.8%) as a result of the options granted under the Company’s 2004 Employee Stock Option Plan being almost entirely vested; a decrease in management fees of $29,800 (33.1%); and a decrease in consulting fees of $61,236 (28.9%). We expect general and administrative to remain relatively flat.

Amortization and depreciation.

Three Months Ended March 31

	2008	2007	$ Increase	% Increase
Amortization of intangible	$45,956	$45,956	-	0.0%
Depreciation of PP&E	12,328	9,687	2,794	27.3%
Total Depreciation and Amortization	$58,172	$55,378	2,794	4.8%

Nine Months Ended March 31

	2008	2007	$ Increase	% Increase
Amortization of intangible	$137,869	$137,869	-	0.0%
Depreciation of PP&E	34,708	29,521	5,187	17.6%
Total Depreciation and Amortization	$172,577	$167,390	5,187	3.1%

Amortization and depreciation expenses increased slightly to $172,577 for the first three fiscal quarters of 2008 from $167,390 for the same nine months in 2007. Amortization of contracts purchased from CNET was $137,869 in the first three fiscal quarters of 2008 and 2007. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Bad debt.

Three Months Ended March 31

	2008	2007	$ Increase	% Increase
Bad debt	$5,338	$0	$5,388	100.0%

Nine Months Ended March 31

	2008	2007	$ Increase	% Increase
Bad debt	$81,060	$8,231	$72,829	884.8%

Bad debt for the first nine months of fiscal 2008 increased by $72,829 (884.8%) over the same nine month period in the prior year as a result of the write-down of the overage fees incurred by a client.

Other income (expense).

Three Months Ended March 31

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Other Income
Other income	$146	$190	(44)	(23.2%)
Gain/(Loss) on change in warrant liability	-	(149,835)	149,835	100.0%
Gain/(Loss) on change in derivative liability	-	(284,444)	284,444	100.0%
Net Other Income	146	(434,089)	484,298	100.0%

Less: Other Expense
Amortization of deferred financing costs	-	19,187	19,187	(100.0%)
Amortization of note discount	-	113,750	(113,750)	(100.0%)
Interest expense	56,580	21,858	34,722	158.9%
(Gain)/loss on Investment	(1,892)	-	(1,892)	100.0%
Net Other Expense	54,688	154,795	(100,107)	64.7%
Total Other Income (Expense)	$(54,542)	$(588,884)	$534,342	90.7%

Nine Months Ended March 31

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Other Income
Other income	$389	$1,095	(706)	(64.5%)
Gain/(Loss) on change in warrant liability	356,491	(142,834)	499,325	349.6%
Gain/(Loss) on change in derivative liability	620,376	(182,035)	802,411	(440.8%)

Net Other Income	977,256	(323,774)	1,301,030	(401.8%)

Less: Other Expense
Amortization of deferred financing costs	56,403	57,561	(1,158)	2.0%
Amortization of note discount	361,042	415,060	54,018	13.0%
Interest expense	97,985	76,908	21,077	27.4%
Extinguishment of debt	225,000	-	225,000	100.0%
Loss on Investment	4,720	-	4,720	100.0%
Net Other Expense	745,150	549,529	295,727	35.6%
Total Other Income (Expense)	$232,106	$(873,303)	$1,105,409	(126.6%)

Net other expense was ($873,303) for the first nine months of fiscal 2007 as compared to net other income of $232,106 for the same nine months in fiscal 2008, an increase in income of $1,105,409 (126.6%). This increase was primarily the result of the gain realized in the first nine months of fiscal 2008 on the change in the warrant liability related to the warrants issued by us to Jade Special Strategy, LLC in the amount of $499,325 (349.6%) and the gain realized in the first nine months of fiscal 2008 on the change in the derivative liability related to the three convertible notes issued by us to Jade Special Strategy, LLC in the amount of $438,341 (240.8%), offset by a loss realized in the first nine months of fiscal 2008 on the extinguishment of debt related to the December 31, 2007 amendments to the convertible notes issued by us to Jade Special Strategy, LLC of $225,000 (no comparable expense in the previous year). The gain on the warrant liability and derivative liability were a result of the warrants and convertible notes issued by us to Jade Special Strategy, LLC no longer having a benefit of conversion as the average market price of the stock share for the first nine months of fiscal 2008 was $0.20. The extinguishment of debt is the result of the payment of $75,000 we agreed to pay on each of the three convertible notes issued by us to Jade Special Strategy, LLC in consideration of Jade Special Strategy, LLC extending the maturity date of the convertible notes. We also recorded $10,000 additional principal on each of the notes when the notes were not repaid by May 15, which was offset by our having paid $37,500 in principal during the three months ended March 31, 2008.

Liquidity and Capital Resources

For the first nine months of fiscal year 2008, we had a loss from operations of ($357,550) compared to a loss from operating activities of ($145,955) for the same nine months in fiscal 2007. This increase in operating losses of $211,595 (150.0%) was due primarily to an increase, an increase in bad debt expense of $72,829 (884.8%), an increase in costs of revenues of $89,230 (26.2%), a decrease in revenues of $134,178 (6.2%), and offset by a decrease in non-cash barter advertising expense of $68,985 (44.5%). The issuance costs related to the convertible debentures as of March 31, 2008 totaled $153,500 in cash, and were capitalized and amortized over the life of the debt. As of March 31, 2008, issuance costs and debt discount are fully amortized. The Company did not extend the amortization periods with the note amendments.

Net cash provided for financing activities was $121,557 for the first nine months of fiscal 2008 compared to net cash used of $64,792 for the same nine months in fiscal 2007, an increase of $186,349 (287.6%). The net cash provided and used by financing activities during the first nine months of fiscal 2008 included advances received from and repaid to officers in the amount of $171,430 and 49,873, respectively.

The Company had a total stockholders' deficit of ($1,476,941) on March 31, 2008 compared to stockholders’ deficit of ($1,463,901) on June 30, 2007, an increase of $13,040 (0.9%), resulting primarily from an increase in the accumulated deficit of $254,502 (1.0%) offset by an increase in paid-in capital of $118,994 (0.5%) and a decrease in accumulated other comprehensive loss of $122,468 (98.4%).

As of March 31, 2008, our working capital position improved by $197,918 (11.1%) to a negative $1,610,167 from a negative $1,784,826 at June 30, 2007. The Company's current ratio for the period ended December 31, 2007 is 0.24, from a ratio of 0.23 for the year ended June 30, 2007. The increase in our working capital position is primarily from a decrease in the value of the warrant liability of $323,666 (100.0%) from the warrants issued in conjunction with the sale of the convertible notes, a decrease in the value of the derivative liability of $653,201 (100.0%) from the sale of the convertible notes, a decrease in payroll taxes payable of $46,746 (41.6%), and an increase in cash and cash equivalents of $40,109 (375.6%), offset by a $37,635 (13.7%) increase in accounts payable, an increase in related party advances of $121,557 (295.3%), an increase in deferred revenue of $89,743 (81.6%), an increase in convertible notes payable of $217,500 (24.0%) from the amendment to the convertible notes, a decrease in unamortized discount on convertible notes of $361,042 (100.0%), and a $81,060 (34.3%) increase in allowance for doubtful accounts receivable.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet our operating needs. The following is a discussion of future cash requirements.

Accounts payable and accrued liabilities at March 31, 2008 consisted of the following:

Accounts payable	$312,123
Payroll and taxes payable	$65,534
Management fees due related parties	$27,327
Advances payable related parties	$162,728
Dividends payable	$63,389
Convertible debt and interest	$1,127,500
Accrued expenses	$16,968
Liabilities of discontinued operations	$117,509
Total	$1,893,078

Fixed recurring and general and administrative expenses would be as follows:

Average Monthly
Salaries and benefits	$120,000
Rent	$15,000
Corp expenses	$5,000
Office expenses	$5,000
Professional and consulting fees	$10,000
Total Monthly	$155,000

Our estimate of net cash requirements for overhead for the next twelve months subsequent to March 31, 2008, excluding the convertible debt and interest, is approximately $200,000 (includes the above fixed cost estimate of $155,000) a month for a twelve month total of $2,400,000. Our estimated net cash gross revenues from our core licensing operations for that time period is approximately $2,800,000. Our estimated net cash gross revenues from our online advertising operations for that same time period is $600,000. The estimated forecast for modest growth is primarily a result of our renegotiation of the contracts with several of our larger clients under which the monthly licensing fee will increase but as a concession we will no longer be charging these clients for overages. Our modest forecast for growth is also a result of our downward reassessment of the demand for the ad inventory we receive in exchange for our licensing services.

We have generally financed our operations through the sale of debt and equity. On February 13, 2006, we entered into a Note and Warrant Purchase Agreement with an institutional investor under which we sold three secured convertible notes totaling $1,000,000. These notes were payable on March 15, 2008. On March 24, 2008, we received a notice of default from Jade declaring the entire unpaid principal balance of the Notes, as amended, together with all interest accrued thereon, due and payable. Upon default, Jade may foreclose on our assets, or alternatively, demand that the principal amount of the Notes, as amended, then outstanding and all accrued interest thereon be converted into shares of the Company’s common stock at $0.75 per share.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. In the past we’ve experienced recurring operating losses.

On May 9, 2008, we entered into a Stock Purchase Agreement with Jade under which the Company shall transfer all of the outstanding and issued shares of its wholly owned subsidiary, FinancialContent Services, Inc., to a related party, and FinancialContent Services, Inc. shall assume the liability under the Notes, as amended, and in consideration thereof Jade has agreed to release us from the liability under the Notes and the assumption of the Notes, as amended, by FinancialContent Services, Inc. In addition, in consideration of Jade forbearing on its rights to foreclose on the assets of the Company, the Company has agreed to issue Jade a note in the amount of $50,000.00 payable in two years and has further agreed to reset the exercise price on all six warrants issued to Jade down to $0.75. A shareholder owning a majority of the Company’s votes of voting shares has executed a written consent approving the transaction. The closing of the proposed sale will take place on the second business day following our satisfaction of the provisions of Regulation 14C of the Securities Exchange Act of 1934.

In view of these matters, we believe that actions presently being taken will allow us to move on with a minimum of liabilities and thereby creating a realistic opportunity to raise capital to pursue other business opportunities and or to make the Company attractive for a future merger with an operating business entity.

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

Changes in Internal Control Over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These Notes were payable on March 15, 2008. The balance due on the Notes, not inclusive of interest is $1,165,000. On March 24, 2008, we received a notice of default from Jade declaring the entire unpaid principal balance of the Notes, as amended, together with all interest accrued thereon, due and payable. Upon default, Jade may foreclose on our assets, or alternatively, demand that the principal amount of the Notes, as amended, then outstanding and all accrued interest thereon be converted into shares of the Company’s common stock at $0.75 per share.

On May 15, 2008, we filed a Form PRE 14C wherein the Company set forth the terms of the Stock Purchase Agreement entered into by us and Jade wherein we shall transfer all of the outstanding and issued shares of our wholly owned subsidiary, FinancialContent Services, Inc., to a related party, and FinancialContent Services, Inc. shall assume the liability under the Notes, as amended, and in consideration thereof Jade has agreed to release us from the liability and the assumption of the Notes, as amended, by FinancialContent Services, Inc. A shareholder owning a majority of the Company’s votes of voting shares has executed a written consent approving the transaction. The closing of the proposed sale will take place on the second business day following our satisfaction of the provisions of Regulation 14C of the Securities Exchange Act of 1934.

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

FINANCIALCONTENT, INC.
Registrant

Date: May 20, 2008	/S/ WING YU
Wing Yu
Chief Executive Officer

Date: May 20, 2008	/S/ THOMAS MCALEER
Thomas McAleer
Controller