Form 10KSB
period 2008-06-30
FINANCIALCONTENT INC
filed 2008-11-14
CIK 1100360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

-------------

(Mark One)

☒ ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934.

For the fiscal year ended June 30, 2008

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

111 West Topa Topa Street, Ojai, California       93023

_____________________________________________________ __________

(Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number (805) 640-6468

Securities registered under 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None
___________________	_________________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

_____________________________________________________________________________

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No [ ]

State issuer’s revenues for its most recent fiscal year: $2,631,496

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: as of November 10, 2008 the aggregate market value approximated $62,367.

The total number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,482,610

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No ☒

PART I

Item 1. Description of Business

Business Development

FinancialContent, Inc. (hereinafter “FinancialContent” or the “Company” or “we”) is a Delaware corporation formed on October 15, 1996. Our operations have been primarily through two wholly owned subsidiaries: FinancialContent Services, Inc. (“FCS”) and StreetIQ.com, Inc. (“StreetIQ”).

On or about May 9, 2008, we entered into an agreement to transfer all of the issued and outstanding shares of our wholly owned subsidiary, FCS, to a related party in consideration of the full release of the secured debt held by Jade Special Strategy, LLC (“Jade”), in the amount of $1,165,000 (the “Debt”) which obligation we defaulted upon on March 23, 2008. The Debt was assumed by FCS. An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by the Company in connection with the transfer of FCS. The proxy was mailed on July 3, 2008 and the transaction for the sale of FCS officially closed on July 24, 2008. For accounting purposes we have concluded that the transfer of FCS occurred on June 30, 2008.

FCS was our main operating subsidiary. Accordingly, we are now a “shell” corporation and are searching for a new company with operations to acquire.

The transfer was made in accordance with the terms of a Stock Purchase Agreement dated as of May 9, 2008, between us, FCS, Jade, and Wing Yu. Below is a summary of the terms of the Stock Purchase Agreement:

•	Purchaser. Wing Yu, our Chief Executive Officer and Director.
•	Transfer. We transferred all of the outstanding and issued shares of our wholly owned subsidiary, FCS, to Purchaser.
•

Liabilities Assumed. FCS has assumed the outstanding and existing Debt owed by us to Jade, and Jade has released us from the Debt and recorded a UCC-3 financing statement terminating the security interest on our assets.

•	Liabilities Not Assumed. Our unsecured debt was not assumed by FCS which amount was approximately $538,200.
•

Forbearance Regarding Foreclosure. In consideration of Jade forbearing on its rights to foreclose on our assets, we issued Jade a promissory note in the amount of $50,000.00 at an interest rate at 6% compounded annually that shall mature in two years from date of issuance. In addition, the warrants issued by us to Jade in connection with the Debt will remain in effect with a reduced exercise price reset to $0.75.

•	Divestiture of Ownership. Wing Yu, the prior CEO of the Company, surrendered 500,000 shares of FCON common stock beneficially owned by him to the Company.

Business of Issuer

Prior to the sale and transfer of FCS to a third party, through the auspices of FCS, we specialized in the integration and delivery of financial data and tools into websites, corporate intranets and print media. From scrolling tickers and stock charts to SEC filings, corporate news and much more, we offered a complete collection of market data that can be seamlessly integrated into websites. We essentially packaged financial data into discrete, manageable, interactive content modules that are delivered through our Studio platform. The FCS content is static or dynamically categorized, filtered, searchable, and enabled for web or wireless alerts. The content may also be personalized by individuals or customized by content administrators.

Employees

We currently have one part-time employee.

The Company is currently in the development stage as defined in Statement of Financial Accounting Standards No. 7.

Item 2. Description of Property

In June 2002, FCS entered into a lease for a 2,903 square foot facility at 400 Oyster Point Boulevard, Suite 435, South San Francisco, CA 94080. The initial 38-month term of the lease expired on July 31, 2005. FCS continued to lease the facility under a series of extensions which terminated on August 18, 2006.

On August 19, 2006, FCS relocated its principal executive offices to a 4,809 square foot facility at 101 Lincoln Centre Drive, Suite 410, Foster City, California, 94404. The term of the lease is for 51 months. Rent was abated for the first 3 months of the lease term. All operations including system development, control and maintenance were performed at this facility. Upon execution and delivery of the lease FCS paid the landlord the sum of $44,242.80 which we booked as a prepaid expense constituting pre-paid base rent for month four, five, six, and seven of the initial lease term. The current monthly rent is $11,061 not inclusive of utilities and other fees. All operations including system development, control and maintenance were performed at this facility.

In December 2003, FCS leased a sales office in New York City for an initial six-month term that converted to month to month tenancy thereafter. In January 2005, after temporarily closing the office, FCS negotiated a one-year extension that terminated on December 31, 2005 which thereafter converted to a month to month tenancy. On February 28, 2006 FCS terminated the lease, and entered into a new lease for office space in White Plains, New York with an initial three month term. On April 10, 2006, FCS negotiated for a larger space and increased the term which expired on April 30, 2007. The lease converted to a month to month tenancy. The monthly rent was $1,897.25, not inclusive of utilities and other fees. FCS terminated the lease in November 2007.

FCS servers are co-located at a facility in South San Francisco, California where major Internet backbones provide faster server speeds, better reliability and lower costs. Security is provided by bio-metric scanners and 24 hour security personnel.

After the transfer of FCS, the Company has no physical property.

Item 3. Legal Proceedings

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of alleged breach of contract, and claims of infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations, except:

On May 21, 2002, we issued a warrant to purchase 450,000 shares of our common stock to a firm pursuant to a Services Agreement of the same date, which services we allege were never delivered nor forthcoming. Accordingly, we cancelled this warrant in 2002. In 2004, this firm has attempted to exercise the warrant, which we have no intention of honoring. The firm has threatened litigation to compel us to honor the warrant. We do not record this warrant as outstanding, and we have not recorded a reserve in regards to this matter because we believe the outcome will not result in an adverse judgment against the Company. We have had no contact from this firm in the last three fiscal years.

On November 7, 2005, we received a letter from an attorney representing a former consultant to the Company demanding payment of 300,667 shares of our common stock based upon alleged services provided under the terms of a contract entered into between the parties. The Company disputes that any number of shares are due to this consultant. We have not recorded a reserve on this matter because we believe the claim to be without merit and accordingly believe any outcome will not result in an adverse judgment against the Company. We have had no contact from this consultant in the last two fiscal years.

Item 4. Submission of Matters to a Vote of Securities Holders

An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by us in connection with certain actions to be taken by the written consent by the majority shareholders of the Company on May 9, 2008. The proxy was mailed on July 3, 2008.

The actions to be taken by written consent were as follows: sale of all of the issued and outstanding shares of our wholly owned subsidiary, FCS, to a related party in consideration of the full release of the secured debt held by Jade Special Strategy, LLC (“Jade”), in the amount of $1,165,000 (the “Debt”).

An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by us in connection with certain actions to be taken by the written consent by the majority shareholders of the Company on May 27, 2008. The proxy was mailed on July 3, 2008.

The actions to be taken by written consent were as follows: the election of Kenneth Wlosek as a director of the Company. After the election, Wing Yu and Wilfred Shaw continued serving as directors of the Company. 58.8% of the common stock entitled to vote approved the election of Kenneth Wlosek to our board of directors. No votes were cast against or abstained from voting for Kenneth Wlosek.

	Common Shares	Series D Shares	Votes/ Share	Common Votes	% of Total Votes
Total Common Issued and Outstanding Votes Possible			1	10,982,610	21.5%
Total Series D Issued and Outstanding Votes Possible			10	40,000,000	78.5%

Votes by Written Consent for Election of Kenneth Wlosek to the Board of Directors.
Votes		3,000,000	10	30,000,000	58.8%
Total		3,000,000	10	30,000,000	58.8%

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the over-the-counter market and quoted on the National Association of Securities Dealers Electronic Bulletin Board ("OTC Bulletin Board") under the symbol "FCON". The high and low bid prices for the our common stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Fiscal Year Ending June 2007	LOW	HIGH
Quarter Ending September 30, 2006	$0.27	$0.59
Quarter Ending December 31, 2006	$0.35	$0.79
Quarter Ending March 31, 2007	$0.36	$0.65

Quarter Ending June 30, 2007	$0.35	$0.57

Fiscal Year Ending June 2008	LOW	HIGH
Quarter Ending September 30, 2007	$0.21	$0.51
Quarter Ending December 31, 2007	$0.09	$0.43
Quarter Ending March 31, 2008	$0.06	$0.13
Quarter Ending June 30, 2008	$0.07	$0.12

As of June 30, 2008, there were approximately 265 shareholders of record (in street name) of the Company's common stock.

To date, the Company has not declared or paid dividends on its common stock.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2008 certain information with respect to compensation plans under which our equity securities are authorized for issuance, aggregated for compensation plans approved by security holders and those not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights (excluding securities reflected in column (a))	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	100,000	45.91	0

Equity compensation plans not approved by security holders	5,000,000	n/a	2,802,319
	2,700,000	1.30	490,000

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

On June 4, 2004, the Company’s board of directors approved the FinancialContent, Inc. 2004 Stock Option Plan (the “Plan”). The board of directors intends to submit the Plan at the Company’s next annual shareholder meeting for approval. Options are granted at the prices equal to the current fair valued of the Company’s common stock at the date of grant. Under the Plan, shares are categorized under one of four vesting schedules; in equal amounts quarterly over the next 12 quarters; upon reaching certain corporate milestones; and upon the discretion of the board of directors; and upon listing on a senior exchange.

Sale of Unregistered Stock

During the fiscal year ended June 30, 2008, the Company did not issue any securities using the exemptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

We have incurred net losses and negative cash flows from operations in prior years. As a result of the sale of the shares of our wholly owned subsidiary, FCS, and the assumption of the debt we owed to Jade by FCS, we had a net gain attributable to common shareholders of $856,707 for the fiscal year ended June 30, 2008.

Revenues.

Fiscal Year Ended June 30

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Cash and credit sales	$2,230,895	$2,339,253	$108,358)	(4.6%)
Banner advertising	274,207	229,031	45,176	19.7%
Advertising barter sales	126,394	194,961	(68,567)	(35.2%)
Gross revenues	$2,631,496	$2,763,245	$(131,749)	(4.8%)

We recognized income from FCS's monthly subscription based fees and customization charges at the time services are provided to the customers. Fees received are amortized over the term of the service contract on a straight line basis. Generally, fees received prior to the delivery of service are recorded as deferred revenue. Fiscal year 2008 subscription and customization fees were $2,230,895 compared with $2,339,253 for the fiscal year 2007, a decrease of $108,358 (4.6%).

We also entered into agreements wherein we sell banner advertising space on our clients’ websites and share the proceeds generated therefrom with our clients which accounted for approximately $274,207 of our revenues in the fiscal year 2008, an increase of $45,176 (19.7%) over banner advertising revenues for the fiscal year 2007.

We also entered into agreements wherein we barter our services in exchange for advertising services. $126,394 of the revenues we recorded for the fiscal year ended 2008 were for bartered advertising services, which represented a decrease of $68,567 (35.2%) for bartered for advertising services for the fiscal year 2007.

Costs of Revenues.

Fiscal year ended June 30

	2008	2007	$ Increase	% Increase
Costs of revenues	$619,536	$465,977	$153,559	33.0%

During fiscal year 2008, costs of goods sold was approximately $619,536, which represented an increase of $153,559 (33.0%) over costs of good sold for fiscal year 2007. We negotiated contracts with our content providers such that we were able to add clients without a corresponding increase in our content acquisition costs. Costs of revenues increased in fiscal year 2008 over the prior fiscal year primarily from increased fees in our website content as a result of renewing a number of our vendor agreements that had expired as well as fees incurred in expanding our content to add overseas’ exchange data to attract a wider range of clients.

Business Development.

Fiscal Year Ended June 30

	2008	2007	$ Decrease	% Decrease
Business Development Expense	$395	$33,761	$(33,366)	(98.8%)

Business development expenses decreased from $33,761 for fiscal year 2007 to $395 for fiscal year 2008, a decrease of $33,336 (98.8%), as a result of the Company no longer booking development expenses related to StreetIQ beginning its operations.

General and Administrative.

Fiscal Year Ended June 30

	2008	2007	$ Decrease	% Decrease
General/Administrative Expense	$2,089,101	$2,167,248	$(78,147)	(3.6%)

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Consulting fees	$151,244	$279,045	$(127,801)	(45.8%)
Commission	130,578	110,375	20,203	18.3%
Legal fees	127,058	3,112	123,946	3,982.8%
Employment expenses	1,124,361	1,102,860	21,501	1.9%
Rent	168,081	117,025	51,056	43.6%
Investor relations	14,534	7,449	7,085	95.1%
Advertising/Marketing	6,600	37,742	(31,142)	(82.5%)
Employee stock options	1,400	134,535	(133,135)	(99.0%)
Management Fees	60,200	120,000	(59,800)	(49.8%)
Other G/A expenses	305,045	255,105	49,940	19.6%
	$2,089,101	$2,167,248	$(78,147)	(3.6)%

General and administrative expenses consisted primarily of salaries and other employment related expenses. General and administrative expenses totaled $2,089,101 and $2,167,248 for fiscal years ended 2008 and 2007, respectively. Our general and administrative expenses decreased by $78,147 (3.6%) primarily as a result of an increase in professional fees by $123,946 (3,982.8%) as a result of our using outside counsel for legal matters and the change of status of our general counsel from an employee to independent contractor; an increase in our rent expense in the amount of $51,056 (43.6%) as a result of a one-time two-month rent abatement we received in the fist nine months of fiscal 2007; an increase in commissions paid of $20,203 (18.3%), and offset by a decrease in advertising and marketing expense of $31,142 (82.5%) as a result of concluding the launch of www.streetiq.com; a decrease in management fees of $59,800 (49.8%); and a decrease in consulting fees of $127,801 (45.8%). Additionally, we recognized an employee option expense for fiscal year 2007 in the approximate amount of $134,535 as a result of our adoption of FASB 123R. The options under the Company’s 2004 Employee Stock Option Plan were almost entirely vested in fiscal year 2007.

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

Amortization and depreciation.

Fiscal Year Ended June 30

	2008	2007	$ Increase	% Increase
Amortization of intangible	$183,825	$183,825	-	0.0%
Depreciation of PP&E	44,277	37,129	7,148	19.3%
Total Depreciation and Amortization	$228,102	$220,954	7,148	3.2%

Depreciation and amortization. Depreciation and amortization expenses increased to approximately $228,102 for fiscal year 2008 from approximately $220,954 for fiscal year 2007, an increase of $7,148 or 3.2%. Amortization of contracts purchased from CNET was $183,825 in both years (no increase). Depreciation of property and equipment increased slightly from $37,129 for fiscal year 2007 to $44,277 for fiscal year 2008, an increase of $7,148 or 19.3%. Generally, property and equipment are being depreciated over the estimated useful life of the related assets, generally three to seven years using the straight-line method.

Other income (expense).

Fiscal Year Ended June 30

	2008	2007	$ Increase/ (decrease)	% Increase/ (decrease)
Other Income
Other income	$535	$1,185	(650)	(54.8%)
Gain/(Loss) on change in warrant liability	276,998	(126,499)	403,497	319.0%
Gain/(Loss) on change in derivative liability	653,201	(127,769)	780,970	611.2%
Gain on Retirement of Common Stock	50,000	-	50,000	100.0%
Gain on Sales of Assets & Liabilities of FCS	1,098,195	-	1,098,195	100.0%
Net Other Income	2,078,929	(253,083)	2,332,012	921.4%

Less: Other Expense
Amortization of deferred financing costs	56,403	76,749	(20,346)	(26.5%)
Amortization of note discount	361,042	528,810	(167,768)	(31.7%)
Interest expense	117,432	101,474	15,958	15.7%

Extinguishment of debt	225,000	-	225,000	100.0%
Loss on Investment	4,720	-	4,720	100.0%
Net Other Expense	766,592	707,033	59,559	8.4%
Total Other Income (Expense)	$1,314,332	$(960,116)	$2,274,448	236.9%

Net other expense was ($960,116) for fiscal year 2007 as compared to net other income of $1,314,332 for fiscal year 2008, an increase in income of $2,274,448 (236.9%). This increase was primarily the result of the gain realized upon the assumption by FCS of the note issued by us to Jade Special Strategy, LLC upon the transfer of our FCS shares to a third party in fiscal year 2008 in the amount of $1,098,195 (100%). This increase is also the result of the gain realized in fiscal year 2008 on the change in the warrant liability related to the warrants issued by us to Jade Special Strategy, LLC in the amount of $403,497 (319.0%) and the gain realized in fiscal year 2008 on the change in the derivative liability related to the three convertible notes issued by us to Jade Special Strategy, LLC in the amount of $780,970 (611.2%), offset by a loss realized in fiscal year 2008 on the extinguishment of debt related to the December 31, 2007 amendments to the convertible notes issued by us to Jade Special Strategy, LLC of $225,000 (no comparable expense in the previous year). The gain on the warrant liability and derivative liability were a result of the warrants and convertible notes issued by us to Jade Special Strategy, LLC no longer having a benefit of conversion as the average market price of the stock share for fiscal year 2008 was below $0.10. The extinguishment of debt is the result of the payment of $75,000 we agreed to pay on each of the three convertible notes issued by us to Jade Special Strategy, LLC in consideration of Jade Special Strategy, LLC extending the maturity date of the convertible notes. We also recorded $10,000 additional principal on each of the notes when the notes were not repaid by May 15, which was offset by our having paid $37,500 in principal during the three months ended March 31, 2008.

Bad debt.

Fiscal Year Ended June 30

	2008	2007	$ Decrease	% Increase
Bad debt	$76,928	$214,438	$($137,510)	(64.1%)

Bad debt for fiscal year 2008 decreased by $137,510 (64.1%) over fiscal year 2007 as a result of the write-down of the overage fees incurred by a client in the prior fiscal year.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the revenues earned by FCS and equity and debt financing. As of June 30, 2008, upon accounting for the sale of FCS to a third party, we had approximately $0 of cash, cash equivalents and short-term investments, and working capital deficit of $488,200. The working capital deficit decreased by $1,292,552 (72.6%) from the previous fiscal year primarily as a result of the extinguishment of the debt owed to Jade Special Strategy, LLC and extinguishment of liabilities arising out of FCS’ operations resulting from the sale and transfer of all of the outstanding and issued shares of the Company’s wholly owned subsidiary, FCS, to a related party in exchange for FCS agreeing to assume the debt secured by the Company’s assets and held by Jade Special Strategy, LLC.

Net cash provided by (used in) operating activities was $161,419 for fiscal year 2008 compared to net cash provided by (used in) operating activities of $102,198 for fiscal year 2007. This consisted of the net gain of $856,707, adjusted for the following non-cash expenses: deprecation of $44,277, amortization of intangible assets of $183,825, amortization of deferred financing fees of $56,403, accretion of discount on convertible debt of $361,042, increase in allowance for bad debt of $76,928, consulting expense of $117,594 related to subscription receivable, salary expense of $1,400 in relation to the Company’s Employee Stock Option plan, extinguishment of debt of $225,000, and the incursion of a loan default fee of $30,000, offset by the gain on the sale of assets and liabilities of FCS of $1,098,195, gain on retirement of common stock of $50,000, change in the valuation of warrant liability of $276,998; non-cash losses from discontinued operations (StreetIQ) of $2,796; and change in valuation of derivative liability of $653,201; combined with the non-cash changes to operating assets and liabilities: a decrease in Accounts Receivable of $193,642, a decrease in deposits of $5,450, a decrease in income taxes payable of $1,200, a decrease in accrued liabilities and expenses of $8,914, a decrease in management fees due a related party of $23,200, and a decrease of payroll and taxes payable of $48,168, offset by: an increase other receivables of $37,500, increase in prepaid expenses of $1,188; increase in accounts payable of $160,137; increase in deferred revenue of $37,392; decrease in net assets of discontinued operations (StreetIQ) of $6,184; and an increase in accrued interest on convertible notes of $2,078.

Net cash used in investing activities decreased from $56,367 in fiscal year 2007 to $38,492 in fiscal year 2008, a decrease of $17,875 (31.7%). In 2007, these activities consisted entirely of the purchase of property and equipment. In 2008, in addition to purchases of property and equipment, the Company had $6,612 in realized losses on short term securities held for sale.

For fiscal year 2007, we had net cash used by financing activities of ($39,446). For fiscal year 2008, we had net cash used by financing activities of ($133,607). Financing activities for the both fiscal periods were primarily a result of notes and advances from (and repayments to) related parties and cash payments on the convertible notes.

Effective with the transfer of the assets and liabilities of FCS, the Company has no assets and no liquidity. Over the next twelve months, unless we acquire a business generating revenues from operations, we will require external financing to pay for our ongoing business expenses. To ensure the viability of our company we will continue to rely upon external financing as we have in the past. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders will result.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company sold its revenue generating operations effective as of June 30, 2008 for accounting purposes. We are actively seeking to acquire a business with revenue generating operations. Even if we acquire a business that produces operating revenues, these revenues may not be sufficient to achieve profitability and we will be dependent upon the new business’ ability to increase operating revenues and/or our ability to raise money from equity and debt financing as we have done in the past.

Until we acquire a business that generates operating revenues we will continue to finance our ongoing activities with equity and debt financing provided by our affiliates.

In view of these matters, we believe that we have a realistic opportunity to acquire a business that will achieve profitability within the next twelve months.

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

Risk Factors

No operations

We have no current business operations and we may never be able to reach an agreement with an operating entity or other third party to acquire a business with operations. Though we have no operations we do have ongoing expenses and we are dependent upon our affiliates’ willingness to continue to financially support us until we acquire a business with operations. The are no assurances that such support will continue.

Control by principal unit holders, executive officers and managers

Our executive officers, board members and affiliates beneficially own or control, collectively, substantially all of the Company’s voting securities. Such persons are in a position to elect and remove board members and control the outcome of most matters submitted to members for a vote. Additionally, such persons are able to influence significantly a proposed amendment to our Amended and Restated Articles of Incorporation, a merger proposal, a proposed substantial sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential merger or sale, which, in turn, could adversely affect the value of our common stock.

The price of our common stock is subject to wide fluctuation

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors.

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

Ownership of our common stock is concentrated in a small group

As of November 10, 2008, 66% of our outstanding common stock is held by one stockholder, Wilfred Shaw, our chairman of the board or directors. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of the Company and their affiliates, on the other, create potential for conflicting interests.

"Penny stock" Regulations may impose certain restrictions on marketability of securities.

The SEC adopted regulations, which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock may be subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser's prior written consent to the transaction.

Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability to sell our common stock in the secondary market.

The market for our Company's securities is limited and may not provide adequate liquidity.

Our common stock is currently traded on the OTC Bulletin Board ("OTCBB"), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our securities than if the securities were traded on the Nasdaq Stock market, or another national exchange. There are a limited number of active market makers of our common stock. In order to trade shares of our common stock you must use one of these market makers unless you trade your shares in a private transaction. In the twelve months prior to June 30, 2008, the actual trading volume ranged from a low of no shares of common stock to a high of 382,100 shares of common stock. On most days, this trading volume means there is limited liquidity in our shares of common stock. Selling our shares is more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our Company's stock may be unable to sell shares purchased should they desire to do so.

Use of our common stock to pay for third party services could dilute current investors.

In the past we have used our common stock to pay for the services of third party consultants. Further issuances in exchange for such services will dilute current investors.

Future sales of our common stock in the public market could adversely affect the price of our common stock.

Sales of substantial amounts of common stock in the public market that are not currently freely tradable, or even the potential for these sales, could have an adverse effect on the market price for the shares of our common stock. These shares include approximately 10.0 million shares held by founders, investors and service providers, and 666,668 warrants at November 10, 2008.

Item 7. Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended June 30, 2008.

(b) Changes in internal control over financial reporting. As a result of no longer having a staff after the sale of our wholly owned subsidiary, FCS, there were changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We currently have a part-time controller. We are looking to acquire a business with operations which will have a staff that will at the time of acquisition establish new internal controls over our financial reporting.

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

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

As a result of no longer having a staff after the sale of our wholly owned subsidiary, FCS, there were changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. We currently have a part-time controller. We are looking to acquire a business with operations which will have a staff that will at the time of acquisition establish new internal controls over our financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008. Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. Additionally, our controls over the preparation and close of our financial statements were not effective.

As a result of this material weakness we have implemented remediation procedures whereby we will continue to retain the services of an accountant that should be a sufficient resource to enable us to have adequate level of supervision with our internal control system as we became a shell company as of July 1, 2008. We will continue to monitor and assess the costs and benefits of additional staffing.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report on internal control in this annual report.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company's officers and directors as of June 30, 2008 consist of the following persons(1):

Name	Age	Office	Since
Wilfred Shaw	37	Chairman of the Board, CSO	1996
Kenneth Wlosek	48	Director	2008
Wing Yu	40	Director CEO	2000

(1) Owen Naccarato resigned from the Board of Directors on January 29, 2008. Dave Neville resigned as President, CFO and General Counsel on February 13, 2008. Wilfred Shaw will act as temporary CFO until a replacement is found. Gregg Fidan resigned from the Board of Directors on

February 13, 2008. Wing Yu resigned as CEO on August 5, 2008. Wilfred Shaw shall serve as temporary CEO until a replacement is found. Wing Yu resigned from the Board of Directors on September 27, 2008.

Wilfred Shaw is our current Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors. He took over as our Chief Executive Officer after the resignation of Wing Yu on August 5, 2008. He will serve as the temporary CEO until a replacement is found. Wilfred Shaw is also our Chief Financial Officer.

He took over as our Chief Financial Officer after the resignation of Dave Neville on February 13, 2008. He will serve as the temporary CFO until a replacement is found. Previously, he served as the company’s Chief Strategy Officer and before that the Chief Executive Officer for approximately 5 years. As the Chief Executive Officer, he was responsible for the incubating and investing in numerous specialty technology startups such as FCS. Earlier in his career, Mr. Shaw was the Vice President of Business Development at Intertech Group, a conglomerate of small companies based in Asia. He also worked as Vice President of Business Development for IG International, Inc., a pharmaceutical company based in the San Francisco Bay Area. Mr. Shaw has served on the Boards of Advisors of several private investment and technology companies. He has a Bachelor of Arts in Economics and Political Science with a minor in Psychology from Saint Mary’s College.

Kenneth Wlosek was elected to our board of directors on May 27, 2008. Previously, Kenneth Wlosek has served as an advisor to the Company from January 2005 to January 2008. He currently serves as a senior vice president at Ridgewood Energy where he has been employed since 1989. Mr. Wlosek has been a certified financial planner since 1986, and received his NASD Series 7 license in 1985 and Series 24 license in 1989. Since May 2006, Kenneth Wlosek has served as a director on the board of Integrated Pharmaceuticals, Inc., a SEC reporting company.

Wing Yu was our Chief Executive Officer and former directors. Prior to acting as our Chief Executive Officer, Mr. Yu was our Chief Operating Officer. He has also held a variety of other senior positions within the Company, including the Vice President of Web Development. Prior to joining the financial data and technology industry, Mr. Yu spent his early professional career within the educational field working as an educator and a freelance Apple Macintosh developer for 6 years. He also worked for Ticketmaster CitySearch.com, Inc. coordinating online advertising. Mr. Yu holds a Bachelor of Arts in History from Occidental College, and a Masters in Arts degree in Instructional Technology. Prior to his resignation effective August 5, 2008, Mr. Yu’s annual salary was $180,000.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Code of Ethics for the Chief Executive Officer and the Principal Financial Officer

On September 26, 2004, the Board of Directors of the Company adopted the Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which was included as exhibit 14.1 with the June 30, 2004 Form 10KSB/A.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended June 30, 2008 and 2007, respectively, to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wing Yu CEO	2008	185,000	20,000	0	0	0	0	0	205,000
Wing Yu, CEO	2007	140,000	4,000	0	0	0	0	0	144,000
Wilfred Shaw, CSO	2008	82,000	0	0	0	0	0	0	82,000
Wilfred Shaw, CSO	2007	95,500	0	0	0	0	0	0	95,500
George Katsch, VP	2008	41,667	0	0	0	0	0	71,864(1)	113,531
George Katsch, VP	2007	99,997	2,000	0	0	0	0	48,686(1)	150,683
Mark Dierolf, VP	2008	127,500	34,000	0	0	0	0	0	161,500
Mark Dierolf, VP	2007	102,000	22,500	0	0	0	0	0	124,500

(1) Commissions payable on 10% of cash receipts on sales.

Narrative Disclosure to Summary Compensation Table

Employee Agreements

Wilfred Shaw: Under the original terms of the Management and Consulting Agreement effective May 17, 2000 executed by and between the Company and Sharpmanagement.com, LLC ("SharpManagement"), the Company paid SharpManagement $15,000 per month to secure the services of Mr. Shaw as the Company’s Chief Executive Officer. Effective April 1, 2001, payments were reduced to $5,000 per month and Mr. Shaw became the Company’s Chief Strategy Officer. Mr. Shaw is the managing and sole member of SharpManagement. The Company issued 1,036,584 shares of its common stock as payment under the Consulting and Management Agreement valued at $165,000 for services provided from January 1, 2001 through March 31, 2003. The Company has continued to renew its agreement with Sharpmanagement and increased the monthly fee to $10,000 per month effective January 1, 2005. As recently as January 2006 the Company agreed to renew the agreement with Sharpmanagement at the current rate of $10,000 per month through the current year. In April 2006, the Company paid Sharpmanagement $213,500 for unpaid and accrued fees past services through date of said payment. The last contract between the Company and Mr. Shaw expired on December 31, 2007.

Wing Yu: Mr. Yu was promoted to Chief Operating Officer on May 11, 2000. Upon joining the Company, he earned an annual salary of $120,000 and received a signing bonus of $6,800. However, during the fiscal year ended June 30, 2001, Mr. Yu accepted a salary reduction to $72,000 per year, and concurrently accepted a promotion to Chief Executive Officer. In the fiscal year ended June 30, 2008, Mr. Yu’s annual salary was $180,000. Mr. Yu resigned from the Company effective on August 4, 2008.

George Katsch: Mr. Katsch was the Vice President of Sales for FCS. We hired Mr. Katsch on March 1, 2005. Pursuant to his written employment, we paid Mr. Katsch a monthly salary of $8,333 plus commissions of 10% on a cash receipts basis over the first two years on each of his sales. Mr. Katsch resigned on November 30, 2007.

Mark Dierolf: Mr. Dierolf was our Vice President of Technology. Mr. Dierolf was originally hired by us in 2000 under a written contract. His current monthly salary was $8,5000. Mr. Dierolf is no longer employed by us effective upon the transfer of FCS.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain summary information regarding outstanding equity awards as of June 30, 2008 to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Wing Yu	200,000	450,000	-	1.30	06/04/14	-	-	-	-
Wilfred Shaw	0	0	-	-	-	-	-	-	-
George Katsch	0	0	-	-	-	-	-	-	-
Mark Dierolf	75,000	225,000	-	1.30	06/04/14	-	-	-	-

(1) Number of securities underlying unexercised options unexercisable are allocated across over three separate vesting schedules and in various amounts: upon issuer listing on senior exchange, a change in ownership of the issuer, or at the discretion of the issuer’s compensation committee.

Compensation of Directors

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Wing Yu(1)	0	0	0	0	0	0	0
Wilfred Shaw	0	0	0	0	0	0	0
Gregg Fidan(2)	0	0	0	0	0	0	0
Owen Naccarato(3)	0	0	0	0	0	0	0
Kenneth Wlosek	0	0	0	0	0	0	0

(1) Owen Naccarato resigned from the Board of Directors on January 29, 2008.

(2) Gregg Fidan resigned from the Board of Directors on February 13, 2008,

(3) Wing Yu resigned from the Board of Directors on September 23, 2008.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Owners of Certain Beneficial Owners.

The following table sets forth certain summary information regarding those persons known by us to be a beneficial owner of more than 5% of our voting common stock as of November 10, 2008.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (%)(1)
Class A Common	CNET Networks, Inc. 235 Second Street San Francisco, CA 94105	2,239,910(2)	17.59
Class A Common	Jade Special Strategy, LLC 1175 Walt Whitman Road, Suite 100 Melville, New York 11747	666,668(3)	5.98
Class A Common	Times Square International 145 Traders Blvd. E, #40 Mississaauga Ontario LAZ 3L3 Canada	618,691	5.90
Class A Common	Gregg Fidan 101 Lincoln Centre Drive, Suite 410 Foster City, CA 94404	838,557	8.00

(1) These percentages are based upon 10,482,610 shares of our common stock outstanding as of November 10, 2008 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or other rights. Additionally, the 10,482,610 does not include the 4,000,000 shares of the Company’s Series D preferred stock issued to Wilfred Shaw and Wing Yu, who hold 3,000,000 and 1,000,000 shares of such stock, respectively. Each holder of Series D Preferred Stock are entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted.

(2) Represents 2,239,910 shares of our Series a convertible preferred stock held by CNET Networks, Inc. which shares are convertible upon the election of the holder on a one to one basis.

(3) Represents 666,668 shares issuable upon exercise of warrants priced at $0.75.

The following table sets forth certain summary information regarding our voting common stock beneficially owned by our directors, our executive officers identified above, and our directors and executive officers as a group as of November 10, 2008.

Title of class	Name of beneficial owner	Amount and Nature of Beneficial ownership	Percent of class(1)
Class A Common	Wilfred Shaw 101 Lincoln Centre Drive, Suite410 Foster City, CA 94404	2,229,765(2)	21.25
Class A Common	Asia Pacific Ventures Suite 13, 16th Floor Kinwick Center, 32 Hollywood Road Central Hong Kong, H.K.	1,125,780(3)	10.74
Class A Common	Directors and Officers as a Group	3,355,545(4)	31.99

(1) These percentages are based upon 10,482,610 shares of our common stock outstanding as of November 10, 2008 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or other rights. Additionally, the 10,482,610 does not include the 4,000,000 shares of the Company’s Series D preferred stock issued to Wilfred Shaw and Wing Yu, who hold 3,000,000 and 1,000,000 shares of such stock, respectively. Each holder of Series D Preferred Stock are entitled to vote on all matters that the holders of Common Stock vote upon. The holders of the Series D Preferred Stock and Common Stock shall vote together as a single class on all such matters. The holders of the Series D Preferred Shares shall be entitled to 10 votes of Common Stock for each share of Series D Preferred Stock voted.

(2) See note 1.

(3) Asia Pacific Ventures is a related party to Wilfred Shaw.

(4) See note 1.

Item 12. Certain Relationships and Related Transactions.

A.	Wing Yu

The following transactions took place between us and Wing Yu, the CEO and a member of the Company’s Board of Directors:

Advances

We received non-interest bearing advances from Wing Yu during the fiscal year ended June 30, 2008.

In addition, on December 10, 2007, we signed a promissory note with Wing Yu to advance us $130,000. These amounts were repaid in full during the year ending June 30, 2008.

Total amounts owed to Wing Yu at June 30, 2008 and June 30, 2007 were $0 and $41,171, respectively.

Transfer of FCS

On or about May 9, 2008, we agreed to transfer all of the issued and outstanding shares of our wholly owned subsidiary, FCS, to Wing Yu in consideration of FCS assuming the secured debt held by Jade Special Strategy, LLC, in the current amount of $1,165,000 (the “Debt”) and in consideration of Jade Special Strategy, LLC releasing us from this debt. The transfer was made in accordance with the terms of the Stock Purchase Agreement dated as of May 9, 2008, between the Company, FCS, Jade, and Wing Yu.

C.	Sharpmanagement.com, LLC

The Company signed a series of one-year consulting contracts with Sharpmanagement.com, LLC (“SharpManagement”) to secure the services of Wilfred Shaw. Wilfred Shaw is the Company’s Chairman of the Board of Directors and interim Chief Executive Officer. Under the terms of the most recent one-year contract effective as of January 1, 2007, the Company was required to pay $10,000 per month for each month that Mr. Shaw provided services to the Company as the Company’s Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. During the year ended June 30, 2008, the Company paid SharpManagement $83,400 for unpaid fees due. As of June 30, 2008, SharpManagement was owed $27,327.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
February 5, 2007	Item 4.01 and 9.01: Change in registered certified accountant.
August 27, 2007	Item 1.01 and 9.01: Reporting amendment to secured convertible promissory notes held by Jade Special Strategy, LLC.
February 4, 2008	Item 5.02: Reporting departure of a director.
February 13, 2008	Item 5.02: Reporting departure of a director and an officer.
February 29, 2008	Item 1.01 and 9.01: Reporting amendment to secured convertible promissory notes held by Jade Special Strategy, LLC.
March 31, 2008	Item 8.01: Reporting default on secured convertible promissory notes held by Jade Special Strategy, LLC.
June 3, 2008	Item 5.02: Reporting appointment of director.
June 12, 2008	Item 2.01 and 9.01: Reporting sale of subsidiary and release from debt held by Jade Special Strategy, LLC and pro forma financials.
July 30, 2008	Item 2.01, 5.02 and 9.01: Reporting completion of sale of subsidiary and resignation of chief executive officer.

Item 14. Principal Accountant Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, PMB Helin Donovan, LLP (formerly “Pohl, McNabola, Berg & Co., LLP):

	For the Year Ended June 30,
	2008	2007
Audit Fees (1)	70,605	64,407
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	500	813
Total Fees	71,105	65,220

1. “Audit Fees" consisted of fees billed for services rendered for the audit of the Company’s annual financial statements and audit related fees are for review of the financial statements included in the Company’s quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FinancialContent, Inc.

By: /s/ Wilfred Shaw

Wilfred Shaw, Chief Executive Officer

Dated: November 13, 2008

In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wilfred Shaw	November 13, 2008
Wilfred Shaw,
Director, Chief Executive Officer, and Chief Financial Officer

FINANCIALCONTENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

FINANCIALCONTENT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F2 – F3

Consolidated Statements of Operations and Comprehensive Loss	F4 – F5

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)	F6 – F7

Consolidated Statements of Cash Flows	F8 – F9

Notes to Consolidated Financial Statements	F10 – F34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

FinancialContent, Inc.

We have audited the accompanying consolidated balance sheets of FinancialContent, Inc., a Delaware Corporation, as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for each of the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FinancialContent, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2007 and as of June 30, 2008, has an accumulated deficit of $23,634,855 and a working capital deficit of $488,200. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ PMB + Helin Donovan, LLP

PMB + Helin Donovan, LLP

San Francisco, California

November 12, 2008

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND 2007

ASSETS	June 30, 2008	June 30, 2007
Current Assets:
Cash and cash equivalents	$-	$10,680
Short-term investments in marketable securities	-	1,191
Accounts receivable - trade (net of reserve for doubtful
accounts of $0 and $236,609, respectively)	-	489,117
Prepaid expenses	-	12,423
Assets of discontinued operations (StreetIQ)	-	6,184
Deposits	-	18,437

Total Current Assets	-	538,032

Property and Equipment :
Office furniture	-	22,945
Equipment	-	246,995
Software	-	5,992

Property and Equipment, cost	-	275,932

Accumulated depreciation	-	(205,921)

Property and Equipment, net	-	70,011

Other Assets:
Long-term investments	-	6,612
Deferred financing fees (net of amortization of $0
and $97,097, respectively)	-	56,403
Purchased contracts - CNET (net of amortization
of $0 and $855,321, respectively)	-	183,825

Total Other Assets	-	246,840

Total Assets	$-	$854,883

(continued)

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF JUNE 30, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2008	June 30, 2007
Current Liabilities:
Accounts payable	$233,307	$274,488
Management fees due to related party	27,327	50,527
Payroll and taxes payable	-	112,280
Other accrued expenses	-	16,720
Deferred revenue	-	110,050
Related party advances	-	41,171
Convertible notes payable	-	910,000
Unamortized discount on convertible notes	-	(361,042)
Accrued interest on convertible notes payable	-	6,825
Warrant liability	46,668	323,666
Derivative liability	-	653,201
Liabilities of discontinued operations	117,509	117,509
Dividend payable	63,389	63,389

Total Current Liabilities	488,200	2,318,784

Long-Term Liabilities
Notes Payable	50,000	-

Total Liabilities	538,200	2,318,784

Stockholders’ Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized
Preferred stock Series A, $0.001 par value; 2,239,910
shares issued and outstanding	2,240	2,240
Preferred stock Series B, $0.001 par value; 600,000
shares issued and outstanding	600	600
Preferred stock Series C, $0.001 par value; 1,134,668
shares issued and outstanding, respectively	1,135	1,135
Preferred stock Series D, $0.001 par value; 4,000,000
shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value; 900,000,000 shares authorized;
10,482,610 and 10,982,610 issued and outstanding, respectively	10,482	10,982
Additional paid-in-capital	23,078,198	23,008,704
Accumulated other comprehensive loss	-	(124,503)
Accumulated deficit	(23,634,855)	(24,367,059)

Total Stockholders’ Equity	(538,200)	(1,463,901)

Total Liabilities and Stockholders’ Equity	$-	$854,883

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

AS OF JUNE 30, 2008 AND 2007

	2008	2007
Revenues:
Net revenues	$2,505,102	$2,568,284
Barter revenues (non-cash)	126,394	194,961
Total Revenues	2,631,496	2,763,245

Costs of revenues (depreciation expense
is not included in cost of revenues)	(619,536)	(465,977)

Gross Profit	2,011,960	2,297,268

Operating Expenses:
Business development	395	33,761
General and administrative	2,089,101	2,167,248
Bad debt	76,928	214,438
Advertising expense - barter (non-cash)	114,394	182,961
Amortization and depreciation	228,102	220,954
Total Operating Expenses	2,508,920	2,819,362

Loss from Operations	(496,960)	(522,094)

Other Income (Expense):
Other income	535	1,185
Amortization of deferred financing costs	(56,403)	(76,749)
Gain/(loss) on change in warrant liability	276,998	(126,499)
Gain/(loss) on change in derivative liability	653,201	(127,769)
Amortization of note discount	(361,042)	(528,810)
Loss on investment	(4,720)	-
Loss on extinguishment of debt	(225,000)	-
Gain on transfer of assets and liabilities of FCON Services	1,148,195	-
Interest expense	(117,432)	(101,474)

Total Other Income(Expense)	1,314,332	(960,116)

Net Income/(Loss) before Taxes	817,372	(1,482,210)

(continued)

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Provision for income tax	(1,200)	(2,000)

Net Income (Loss) From Continuing Operations	816,172	(1,484,210)

Net income/(loss) from discontinued operations (StreetIQ)	40,535	61,811

Net Income/(Loss) before Dividends	856,707	(1,422,399)

Preferred stock dividend	-	(24,562)

Net Income/(Loss) available to common shareholders	856,707	(1,446,961)

Other comprehensive income/(loss):
Unrealized loss on securities	-	(13,025)

Comprehensive Income/(Loss)	$856,707	$(1,459,986)

Net income/(loss) per share from continuing operations (basic)	$0.08	$(0.14)
Net income/(loss) per share from discontinued operations (basic)	-	0.01
Net income/(loss) per share from preferred dividend (basic)	-	-
Total income per share (basic)	$0.08	$(0.13)

Net income/(loss) per share from continuing operations (diluted)	$0.05	$(0.14)
Net income/(loss) per share from discontinued operations (diluted)	-	0.01
Net income/(loss) per share from preferred dividend (diluted)	-	-
Total income per share (diluted)	$0.05	$(0.13)

Shares used in per share calculation (basic)	10,982,610	10,962,154
Shares used in per share calculation (diluted)	16,342,992	10,962,154

Included in general and administrative expenses is non-cash share-based compensation as follows:	$1,400	$134,535

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, June 30, 2006	2,239,910	$2,240	600,000	$600	1,168,001	$1,168	4,000,000	$4,000

Net loss from operations during the period	-	-	-	-	-	-	-	-
Net unrealized gain (loss) on securities, net	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	(33,333)	(33)	-	-
Compensation expense recognized on subscription receivable	-	-	-	-	-	-	-	-
Compensation expense recognized on employee stock option plan	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	-	-

Balance, June 30, 2007	2,239,910	$2,240	600,000	$600	1,134,668	$1,135	4,000,000	$4,000

Net income from operations during the period	-	-	-	-	-	-	-	-
Compensation expense recognized on subscription receivable	-	-	-	-	-	-	-	-
Realize prior period other comprehensive loss	-	-	-	-	-	-	-	-
Compensation expense recognized on employee stock option plan	-	-	-	-	-	-	-	-
Retirement of common shares	-	-	-	-	-	-	-	-

Balance, June 30, 2008	2,239,910	$2,240	600,000	$600	1,134,668	$1,135	4,000,000	$4,000

(continued)

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

					Accumulated
				Additional	Other		Total
	Common Stock		Subscription	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Receivable	Capital	Income (loss)	Deficit	Equity

Balance, June 30, 2006	10,949,276	$10,949	$(318,994)	$22,991,763	$(111,444)	$(22,920,096)	$(339,814)

Net loss from operations during the period	-	-	-	-	-	(1,422,399)	(1,422,399)
Net unrealized gain (loss) on securities, net	-	-	-	-	(13,059)	-	(13,059)
Conversion of preferred stock	33,333	33	-	-	-	-	-
Compensation expense recognized on subscription receivable	-	-	201,400	-	-	-	201,400
Compensation expense recognized on employee stock option plan	-	-	-	134,535	-	-	134,535
Dividends	-	-	-	-	-	(24,564)	(24,564)

Balance, June 30, 2007	10,982,609	$10,982	$(117,594)	$23,126,298	$(124,503)	$(24,367,059)	$(1,463,901)

Net income from operations during the period	-	-	-	-	-	856,707	856,707
Compensation expense recognized on subscription receivable	-	-	117,594	-	-	-	117,594
Realize prior period other comprehensive loss	-	-	-	-	124,503	(124,503)	-
Compensation expense recognized on employee stock option plan	-	-	-	1,400	-	-	1,400
Retirement of common shares	(500,000)	(500)	-	(49,500)	-	-	(50,000)

Balance, June 30, 2008	10,482,609	$10,482	$-	$23,078,198	$-	$(23,634,855)	$(538,200)

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Operating Activities:
Net loss	$856,707	$(1,422,399)

Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation	44,277	37,129
Gain on sale of assets and liabilities of FCON Services	(1,148,195)	-
Gain on retirement of common stock	(50,000)	-
Amortization of intangible asset	183,825	183,825
Amortization of financing costs	56,403	76,749
Amortization of note discount	361,042	528,810
Allowance for bad debts	76,928	214,438
Loss on investment	4,720	-
Expense recognized in connection with subscription receivable	117,594	201,400
Expense recognized for employee stock option plan	1,400	134,535
Extinguishment of debt	225,000	-
Loan default fee	30,000	-
Change in valuation of warrant liability	(276,998)	126,499
Change in valuation of derivative liability	(653,201)	127,769
Loss from discontinued operations (StreetIQ)	(40,535)	(61,811)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - trade	193,642	(535,993)
Increase in other receivable	(37,500)	-
Decrease in deposits	5,450	4,795
(Increase) decrease in net assets of discontinued operations (StreetIQ)	43,923	(60,415)
(Increase) decrease in prepaid expenses	(1,188)	93,050
Decrease in income tax payable	(1,200)	(1,200)
Increase in accounts payable	160,137	157,039
Increase (decrease) in accrued liabilities and expenses	(8,914)	9,177
Increase (decrease) in management fees due to related party	(23,200)	22,100
Increase (decrease) in payroll and taxes payable	(48,168)	75,091
Increase in deferred revenue	37,392	63,955
Increase in accrued convertible interest	2,078	6,825

Net cash provided by operating activities	161,419	102,198

Investing activities:
Decrease in value of investments	6,612	-
Purchase of property and equipment	(45,104)	(56,367)

Net cash used in investing activities	(38,492)	(56,367)

(continued)

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Financing activities:
Payments on convertible note	(37,500)	(80,000)
Proceeds from notes payable	-	30,000
Payments on notes payable	-	(30,000)
Cash transferred to FCON Services	(60,701)	-
Proceeds from advances from officers	184,366	50,150
Payments on advances from officers	(219,772)	(9,596)

Net cash used in financing activities	(133,607)	(39,446)

Increase (decrease) in cash and cash equivalents	(10,680)	6,385

Cash and cash equivalents, beginning of period	10,680	4,295

Cash and cash equivalents, end of period	$-	$10,680

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$83,700	$48,225
Taxes	$1,200	$-

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED STATEMENTS

 JUNE 30, 2008

1.	Summary of Significant Accounting Policy

A.	General Description of Business

FinancialContent, Inc., (“FinancialContent” or the “Company”), a Delaware corporation (http:// www.financialcontent.com), offered financial-related services through the World Wide Web through its wholly-owned subsidiary, FinancialContent Services, Inc. (“FCS”). The Company is focused on providing financial content, such as stock quotes and Dow Jones Industrial average data, to various web sites.

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

The Company also actively developed and marketed a consumer website at www.StreetIQ.com operated under its wholly-owned subsidiary StreetIQ.com, Inc. (“StreetIQ”). StreetIQ offers a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlighted industry events and trade shows.

On May 9, 2008, FinancialContent agreed to transfer all of the issued and outstanding shares of FCS to a related party in consideration of the full release of the of the secured debt held by Jade Special Strategy, LLC, in the amount of $1,165,000 (the “Debt”), and of FCS assuming the full amount of the Debt. An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by the Company in connection with the transfer of FCS. The proxy was mailed on July 3, 2008 and the transaction for the sale of FCS officially closed on July 24, 2008. For accounting purposes we have concluded that the transfer of FCS occurred on June 30, 2008. Concurrently with the transfer of the shares of FCS, the Company discontinued all of its operations under StreetIQ. FCS was the main operating subsidiary of FinancialContent and the only other business or operating subsidiary of the Company was StreetIQ.com. Accordingly, the Company is now a “shell” corporation actively searching for an operating entity to acquire.

The historical financial statements presented herein are those of the Company, as adjusted to give effect to the transfer of the operating assets and liabilities of FinancialContent Services, Inc. The accumulated deficit was not transferred by the sale and is reflected in the financial statements presented herein.

B.	Basis of Presentation and Organization

These consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company listed and traded on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The consolidated financial statements for the years ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year ends on June 30 each year.

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED STATEMENTS

 JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

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

The Company’s primary source of revenues was through providing access to financial data (e.g., stock quotes) to other Internet properties on a monthly or other periodic subscription basis and customization charges that the Company recognized upon collection. Fees received were amortized over the term of the service contract on a straight line basis. Fees received prior to the delivery of service were recorded as deferred revenue, which the Company then recorded as revenue when the content was delivered to the customer.

The accompanying notes are an integral part of these financial statements.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED STATEMENTS

 JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

F.	Revenue Recognition (continued)

The Company also earned advertising revenue from its online podcast directory. Advanced fees were amortized over the term of the insertion order on a straight line basis, which the Company recorded as revenue at the end of the term of the insertion order. Fees based on ad impressions were recorded as revenue upon receipt.

The Company also earned revenue from the development and management of websites for third parties. Fees were recorded based upon completion of services as contractually agreed.

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

During the two years ended June 30, 2008 and 2007, no internal software development costs were capitalized, as the costs incurred between achieving technological feasibility and product release were minimal. Research and development costs, including the design of product enhancements, are expensed as incurred. The Company has not capitalized any software development costs.

I.	Advertising Costs

All advertising costs are expensed as incurred. The Company incurred advertising expenses of $120,994 for the year ended June 30, 2008, of which $114,394 were paid by barter service transactions. The Company incurred advertising expenses of $198,635 for the year ended June 30, 2007, of which $182,961 were paid by barter service transactions.

J.	Marketable Securities and Long-Term Investments

The Company’s marketable securities were classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses reported as other comprehensive income or loss, net of tax recorded in shareholders’ equity. The Company invested its excess cash in mutual funds and equity securities traded on national stock markets. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED STATEMENTS

JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

J.	Marketable Securities and Long-Term Investments (continued)

The Company invested in equity instruments of privately held, Internet and information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

K.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

N.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” established standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale marketable securities.

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short and long-term investments. Substantially all of the Company’s cash, cash equivalents and short and long-term investments are managed by one financial institution.

Accounts receivable are unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral. Management periodically reviews Trade Accounts Receivable and records an estimated reserve for doubtful accounts based upon the age of the outstanding amounts. The Company does not write off any accounts receivable until they determine that they have exhausted all avenues for attempts at collection (including third-party collection agencies). Management evaluated the accounts receivable and reserved $0 and $236,609 of accounts receivable as of June 30, 2008 and 2007, respectively.

As noted in these financial statements, on June 30, 2008, the Company transferred all the operating assets and liabilities of its operating division...

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

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

R.	Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

S.	Intangibles

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

T.	Long-lived Assets

The Company identifies and records impairment losses on long-lived assets and identifiable intangible assets, when events and circumstances indicate that such assets might be impaired.

U.	Stock-Based Compensation

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

V.	Barter Transactions

In 2008 and 2007, the Company entered into barter agreements whereby it delivered $126,394 and $194,961 (respectively) of FinancialContent in exchange for advertising credit on the respective web sites. During the years ended June 30, 2008 and 2007, the Company charged to advertising expense $114,394 and $182,961 as a result of these barter transactions. The Company recognized advertising expense based on the market value of the FinancialContent provided.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

W.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective on the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 31, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending after December 31, 2008. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations and cash flows. The Company is currently assessing the potential impact that the adoption of SFAS 158 will have on its financial statements; however, the impact is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.

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

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

W.	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

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

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its consolidated financial statements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” , (“FAS 161’) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is applicable to the Company beginning in the first quarter of 2009. The Company is currently evaluating the impact of FAS 161 on its consolidated financial statements.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.Summary of Significant Accounting Policies (continued)

W.	Recent Accounting Pronouncements (continued)

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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2.	Sale of Wholly-Owned Operating Subsidiary, FinancialContent Services, Inc.

On or about May 9, 2008, the Company agreed to transfer all of the issued and outstanding shares of its wholly owned subsidiary, FCS, to a related party in consideration of the full release of the secured debt held by Jade Special Strategy, LLC (“Jade”), in the amount of $1,165,000 (the “Debt”) which obligation the Company defaulted upon on March 23, 2008. FCS was the main operating subsidiary of the Company and thereafter had no current business or other operating subsidiaries. Accordingly, the Company is now a “shell” corporation and is searching for a new company with operations to acquire.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

2.	Sale of Wholly-Owned Operating Subsidiary, FinancialContent Services, Inc. (continued)

The transfer was made in accordance with the terms of the Stock Purchase Agreement dated as of May 9, 2008, between the Company, FCS, Jade, and Wing Yu. Below is a summary of the terms of the Stock Purchase Agreement:

•	Purchaser. Wing Yu, Chief Executive Officer and Director of the Company;
•	Transfer. The Company transferred all of the outstanding and issued shares of its wholly owned subsidiary, FCS, to Purchaser;
•

Liabilities Assumed. FCS has assumed the outstanding and existing Debt owed by the Company to Jade, and Jade has released the Company from the Debt and recorded a UCC-3 financing statement terminating the security interest on the Company’s assets;

•	Liabilities Not Assumed. The Company’s unsecured debt was not assumed by FCS which amount was approximately $538,200;
•

Forbearance Regarding Foreclosure. In consideration of Jade forbearing on its rights to foreclose on the Company’s assets, the Company issued Jade a promissory note in the amount of $50,000 at an interest rate at 6% compounded annually that shall mature in two years from date of issuance. In addition, the warrants issued by the Company to Jade in connection with the Debt will remain in effect with a reduced exercise price reset to $0.75; and

•	Divestiture of Ownership. Wing Yu surrendered 500,000 shares of FCON common stock.

3.	Going Concern Uncertainties

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced recurring operating losses and negative cash flows from operations, and the Company sold its revenue generating operations effective as of June 30, 2008. The Company’s continued existence is dependent upon its ability to locate a suitable merger candidate with sufficient operating income to finance the Company’s operations and/or with the ability to raise money through equity and debt financing.

Management did not raise additional capital during the year; however, management is currently in the process of searching for a suitable merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

4.Income Taxes

The Company incurred $1,200 and $2,000 in state taxes for each of the years ended June 30, 2008 and 2007, respectively. No provision for federal taxes in the US has been recorded for the years ended June 30, 2008 and 2007. The Company incurred net operating losses for these periods.

	2008	2007
Income/loss from operations before provision for income taxes	$857,907	$(1,420,399)

Income Tax Provision
Current:
Federal	$-	$-
State	1,200	2,000
	$1,200	$2,000
Deferred:
Federal	$-	$-
State	-	-
	$-	$-

Effective Tax Reconciliation	2008	2007
Federal income tax rate	35.00%	35.00%
State income tax rate, net of federal benefit	5.75%	5.75%
Change in valuation reserve	(230.79%)	(18.14%)
Non-deductible expenses per Convertible Note	(29.25%)	(22.47%)
Loss of tax benefits from spin-off	165.06%	0.00%
Expiration of state NOL carryforwards	53.79%	(0.10%)
Other	0.44%	(0.18%)

	(0.00%)	(0.14%)

The following table summarizes the deferred tax assets and liabilities for the years ended June 30, 2008 and 2007:

	Year Ended June 30
	2008		2007
	Federal	State	Federal	State
Deferred income tax assets:
Net operating loss carryforwards	$2,812,600	$252,300	$2,967,200	$739,100
Intangible assets	-	-	904,600	235,600
Other reserves	-	-	124,800	33,000
Temporary differences	-	-	75,100	12,300
Other	-	-	185,000	48,800
Total deferred tax assets	2,812,600	252,300	4,256,700	1,068,800

Deferred income tax liabilities:
Nondeductible reserves	-	-	(185,100)	(95,500)
Total deferred tax liabilities	-	-	(185,100)	(95,500)

Net deferred tax assets before valuation allowance	2,812,600	252,300	4,071,600	973,300
Valuation allowance	(2,812,600)	(252,300)	(4,071,600)	(973,300)
Net deferred tax assets	$-	$-	$-	$-

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

4.Income Taxes (continued)

Due to the uncertainty surrounding the realization of deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax asset. The Company has US Federal and State loss carryforwards of approximately $8,036,070 and $4,391,435, respectively, from continuing operations, which may be used to offset future income taxes. Federal loss carryforwards begin to expire in 2018.

The Company has available net operating loss carryforwards from previous years. Tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change might occur in a merger, which would limit the utilization of the net operating losses in subsequent years. The Company evaluated its accumulated loss carryforwards and determined that, if the Company changes its industry focus, the loss carryforwards will have no future economic benefit.

5.	Investments

At June 30, 2008, the Company had no short- or long-term investments in marketable securities.

At June 30, 2007, short- and long-term investments in marketable securities were classified as available-for-sale as follows:

	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Equity securities - public	$79,875	$-	$(78,684)	$1,191

Total short-term investments	79,875	-	(78,684)	1,191

Corporate equity securities, privately held	6,612	-	-	6,612

Total	$86,487	$-	$(78,684)	$7,803

Investments in corporate equity securities of privately held companies, in which the Company holds a less than 20% equity interest, are classified as long-term.

6.	Stock Option Plan

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

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

6.	Stock Option Plan (continued)

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

On November 17, 1999, the Company’s board of directors approved the FinancialContent, Inc., 1999 Stock Option Plan (the “Plan”). On December 20, 1999, the Company’s shareholders, at the Company’s annual meeting, approved the Plan, and authorized a pool of 100,000 shares of common stock to be issued according to the Plan. Options are usually granted at the prices equal to the current fair value of the Company’s common stock at the date of grant. The vesting period is usually related to the length of employment or consulting contract period.

The Board of Directors has granted management the authority to issue non-statutory stock options to employees and consultants of the Company. As of June 30, 2008 and 2007, the Company has options exercisable for the Company’s common stock granted to its employees and other eligible participants. The exercise price varies depending on the trading price of the Company’s common stock on the date of issuance among other factors.

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

In general, granted ISO’s expire three months after the termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2005 and 2006 were not a part of a qualified stock option plan. The Board of Directors approved the grants. The exercise price was equal to the fair value of the stock.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

6.Stock Option Plan (continued)

Stock options issued as of June 30, 2008 and 2007 are summarized as follows:

	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	985,000	$1.30	985,000	$1.30
Granted	-	$1.30	-	$1.30
Exercised	-	$-	-	$-
Forfeited / Cancelled	250,000	$1.30	-	$1.30

Outstanding at end of year	735,000	$1.30	985,000	$1.30

Exercisable at end of year	698,337	$1.30	928,337	$1.30

The non-statutory stock options are for periods of ten years.

The following table summarizes information about options outstanding at June 30, 2008:

Exercise prices	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable as of June 30, 2008

$1.30	735,000	$1.30	5.90	698,337

The following table summarizes information about options outstanding at June 30, 2007:

Exercise prices	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life in Years	Number Exercisable as of June 30, 2007

$1.30	985,000	$1.30	6.90	928,337

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

6.Stock Option Plan (continued)

The exercise period for the options grants is ten years from the date of the grant, and had various vesting requirements.

Options are granted at prices equal to the current fair value of the Company’s common stock at the date of grant. The vesting period on grants is ten years, and some options become vested based only upon specific events occurring in the future.

The fair value of options was estimated as of June 30, 2008, using the Black-Scholes option-pricing model at $0.51. The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%; expected volatility of 307.1%; risk-free interest rate of 5.4%, and expected life of 6.01 years. The Company did not grant any options to employees during the year ended June 30, 2008.

The fair value of options was estimated as of June 30, 2007, using the Black-Scholes option-pricing model at $0.69. The assumptions used in the Black-Scholes option-pricing model were as follows: dividend yield of 0%; expected volatility of 24%; risk-free interest rate of 5.4%, and expected life of 10 years. The Company did not grant any options to employees during the year ended June 30, 2007.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

7.	Equity Transactions

A.	Issuance of Common Stock

The Company concluded private placement offerings of its stock during 2008 and 2007. The Company also issued common stock to individuals and companies in lieu of cash compensation.

Transactions during the year ended June 30, 2008

In August 2007, the Company contractually agreed to issue 100,000 shares of its common stock registered under Form S-8 in exchange for consulting services valued at $40,000, which agreement was subsequently cancelled on December 31, 2007. The stock was never issued.

In June 2008, the Company received 500,000 shares of common stock from Wing Yu as agreed to in the settlement agreement with Jade Special Strategies. The shares were retired.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

7.Equity Transactions (continued)

A.	Issuance of Common Stock (continued)

Transactions during the year ended June 30, 2007

In February 2007, an individual converted 33,333 shares of Series C Preferred Stock into 33,333 shares of the Company’s common stock.

B.	Warrants

As of June 30, 2008, the Company has an outstanding warrant, which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per share.

As of June 30, 2008, the Company has an outstanding warrant, which expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per share.

As of June 30, 2008, the Company has an outstanding warrant, which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per share.

As of June 30, 2008, the Company has an outstanding warrant, which expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per shares.

As of June 30, 2008, the Company has an outstanding warrant, which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $0.75 per shares.

As of June 30, 2008, the Company has an outstanding warrant, which expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $0.75 per shares.

A summary of the Company’s outstanding warrants as of June 30, 2008 and 2007, is presented below:

	Shares	Exercise Price
Outstanding at June 30, 2006	666,668	1.13

Cancelled/expired	-	-
Exercised	-	-
Issued	-	-

Outstanding at June 30, 2007	666,668	1.13

Cancelled/expired	-	-
Exercised	-	-
Repricing of warrants	-	(0.38)
Issued	-	-

Outstanding at June 30, 2008	666,668	$0.75

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

7.Equity Transactions (continued)

B.	Warrants (continued)

The fair value of the warrants issued in the fiscal year ended June 30, 2006, were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007
Dividend yield	0%	0%
Expected volatility	275% - 300%	200% - 275%
Risk-free interest rate	4.88% - 5.07%	4.88% - 5.07%
Expected life	2.5 - 3.0 years	3.5 - 4.0 years

The estimated fair value of the warrants granted in 2006 ranged from $0.63 to $0.83 per share.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

Series A

On July 18, 2003, under the terms of an Asset Purchase Agreement, the Company acquired the client contract rights of CNET Network, Inc.’s (“CNET”) Private Wire business, under which CNET provides a financial channel solution for Web sites and print publications that competed directly with FinancialContent’s core business. The transaction became effective immediately. In consideration for CNET’s rights to the Private Wire client contracts as well as customized indices developed by CNET, FinancialContent transferred to CNET $175,000 cash and 2,164,910 shares of preferred stock, Series A, with the following rights and preferences: convertible up to 20% of the Company’s issued and outstanding common stock on a one-for-one basis, 15% of which is guaranteed and the remaining 5% must be earned based on a performance matrix tied to revenues generated by the acquired Private Wire client contracts; accrued quarterly dividend rights at $0.055774 per share through December 31, 2006; and limited anti-dilution protections through December 31, 2006.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

7.Equity Transactions (continued)

D.	Preferred Stock Issuances (continued)

Series A (continued)

Under the terms of the transaction, FinancialContent licensed its services to the Investor Channel of CNET News.com in exchange for equivalent value in advertising over CNET’s online properties. The amount of consideration given was based on a number of factors, including the history and past performance and the number of shares outstanding of the Company’s common stock, and an evaluation of CNET’s Private Wire client contracts, which included among other things: clients; revenues and payment histories; number of clients and deployments; and contract terms. The cash consideration paid to CNET under the terms of the agreement was borrowed by the Company from Asia Pacific Ventures, an affiliated entity of the Company.

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

Series B

Under a private placement memorandum dated May 29, 2003, the Company issued on July 31, 2003, 1,033,334 shares of the 2,000,000 newly created shares of the Company’s Series B convertible preferred stock at $0.35 per share. The shares have a liquidation preference subordinate to those of the Series A preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to share of the Company’s common stock.

In 2005, an individual converted 100,000 shares of Series B into 100,000 shares of common stock.

In 2006, an individual converted 166,667 shares of Series B into 166,667 shares of common stock.

In 2006, an individual converted 166,667 shares of Series B into 166,667 shares of common stock.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Series C

Under a private placement memorandum dated July 31, 2003, the Company has issued a total of 1,336,334 shares of the Company’s Series C convertible preferred stock at $0.75 per share. The shares have a liquidation preference subordinate to those of the Series A and Series B preferred shares, have piggyback registration rights and are convertible on a one-for-one basis to shares of the Company’s common stock.

In 2004, an individual converted 35,000 shares of Series C into 35,000 shares of common stock.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

7.Equity Transactions (continued)

D.	Preferred Stock Issuances (continued)

Series C (continued)

In 2006, an individual converted 66,667 shares of Series C into 66,667 shares of common stock.

In 2006, an individual converted 66,666 shares of Series C into 66,666 shares of common stock.

In 2007, an individual converted 33,333 shares of Series C into 33,333 shares of common stock.

The issuance of the securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Series D

In December 2003, the Company issued 4 million shares as Preferred Stock, Series D (“Series D”). Series D has voting rights on a one-for-one basis with all other Series of Preferred Stock, and it has a one-for-ten voting rights with common stock. Series D has no conversion rights and does not trade and, therefore, has no marketable value. The Chairman of the Company was issued 3 million shares of Series D, and the Chief Executive Officer was issued 1 million shares of Series D.

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

On February 13, 2006, the Company completed a private placement of a secured convertible debenture and warrants to an institutional investor, generating total gross proceeds of $1 million. The proceeds were received by the Company from the sale of three notes issued on the following dates and in the following amounts; $350,000 on February 13, 2006, $350,000 on March 31, 2006, and $300,000 on June 9, 2006 and after the Company’s registration statement on Form SB2 being declared effective on April 26, 2006. Each convertible debenture matures and is payable in full within two years of the date of issuance. The debenture is secured by all of the Company’s assets. The convertible debenture is convertible into the Company’s common stock at $0.75 per share, subject to certain reset provisions. The conversion price is reset if the 10-day average closing bid price of the Company’s stock is less than $0.75 per share within the 30 day period immediately following the registration statement being declared effective. The holder may reset the conversion price to 25% below such average price and again every four months thereafter should the price

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

8.	Convertible Note Payable (continued)

fall below $0.75 per share. The debenture, which bears an interest rate of 9%, matures two years from date of issuance. The warrants issuable under the agreement are equal to twenty-five percent of the number of shares into which the entire principal amount of the debenture is convertible at an exercise price of $1.00 per share plus twenty-five percent of the number of shares into which the debenture is convertible at an exercise price of $1.25 per share. Said warrants have a five (5) year term, the shares issuable thereunder are registrable, and have cashless exercise rights, which expire upon said registration statement being declared effective.

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

On February 26, 2008, the Company again modified the terms of the Notes payable to Jade. Jade agreed to extend the due date to March 15, 2008, and waive the penalty, and in consideration the Company agreed to increase the amount due on each of the Notes by $10,000. The total amount due on the notes on the new maturity date was $1,165,000.

The Company subsequently defaulted on the notes, and thereafter began negotiating with Jade to transfer the shares of its wholly owned subsidiary, FCS, to a related party in exchange for the full release of $1,165,000 of debt secured by the assets of the Company. A definitive agreement for the transfer of the shares and release of the debt was executed by the parties on May 9, 2008. Under the terms of the agreement, a related third party acquired all of the outstanding and issued shares of the Company’s wholly owned subsidiary, FCS. FCS assumed the outstanding and existing Debt owed by the Company to Jade, and Jade released the Company from the Debt and recorded UCC-3 financing statement terminating the security interest on the Company’s assets. In consideration of Jade forbearing on its rights to foreclose on the Company’s assets, the Company issued Jade a promissory note in the amount of $50,000 at an interest rate at 6% compounded annually that shall mature in two years from date of issuance. In addition, the warrants issued by the Company to Jade in connection with the Debt remained in effect with a reduced exercise price reset to $0.75. No additional expense was recorded in relation to this repricing.

In connection with the original financing of the Debt, the Company incurred finder’s fee and legal costs. The issuance costs related to the convertible debenture as of June 30, 2006 totaled $82,000 in cash, and were capitalized and amortized over the life of the debt.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

8.Convertible Note Payable (continued)

The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

Warrant	Volatility	Discount Rate	Dividend Yield	Expected Life	Value	Exercise Price
Traunch 1, February 21, 2006
Warrant A	276.16%	4.88%	0	2.64	$8,167	$0.75
Warrant B	276.16%	4.88%	0	2.64	$58,334	$0.75

Traunch 2, April 11, 2006
Warrant A	311.06%	4.90%	0	2.78	$8,167	$0.75
Warrant B	311.06%	4.90%	0	2.78	$56,000	$0.75

Traunch 3, June 9, 2006
Warrant A	303.44%	5.07%	0	2.94	$7,000	$0.75
Warrant B	303.44%	5.07%	0	2.94	$7,000	$0.75

The Company allocated the $1,000,000 in gross proceeds between the convertible debenture and the warrants based on their fair values. The Company has reported the debt discount as a direct reduction to the face amount of the debt in accordance with APB 21. The discount is accreted over the life of the outstanding debenture. The issuance costs allocated to the convertible debenture were deferred and were amortized to expense over the life of the debt. Convertible debentures consisted of the following at June 30, 2007:

9% convertible subordinated debenture, due in 2008, convertible into shares of common stock at any time prior to maturity. Interest is payable monthly, and principal is due at maturity.	$1,000,000
Less: Discount being accreted	(1,000,000)
Net value of note	-

Less: Prior year conversion	(10,000)
Less: Current year payments of note principal	(80,000)
Plus: Prior year accretion of discount	110,148
Plus: Current period accretion of discount	528,810
Total carrying value of convertible debt at June 30, 2007	$548,958

The February 21, 2006, April 11, 2006 and June 9, 2006 debentures were treated as derivative liabilities.

The following table summarizes the charges to interest, amortization and other expense, net for the year ended June 30, 2007:

Interest expense on debt	$84,000
Accretion of debt discount	$528,810
Amortization of deferred financing cost	$76,749
Early termination fees	$16,092

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

8.Convertible Note Payable (continued)

The Company evaluated the terms of the debentures in accordance with EITF 05-02 and the debenture is deemed “non-conventional convertible debt instruments” because the holder had the ability to require settlement in cash or common stock. The Company evaluated the maximum amount of liquidated damages payable in cash are less than the differential between registered and unregistered common stock. Accordingly, the Warrants (a free-standing instrument) were classified as equity (a component of Additional-Paid-in-Capital). Additionally, the application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature and “forced conversion feature” in the convertible debentures, which is required to be treated as an additional discount to the convertible debentures. The value of the beneficial conversion feature was limited to the relative fair value of the debentures, accordingly $100,000, and was amortized to interest over the life of the debentures.

9.	Related Party Transactions

The following transactions occurred between the Company and certain related parties:

A.	Wing Yu

The following transactions took place between the Company and Wing Yu, the CEO and a member of the Company’s Board of Directors:

Advances

The Company has received non-interest bearing advances from Wing Yu during the fiscal year ended June 30, 2008.

In addition, on December 10, 2007, the Company signed a promissory note with Wing Yu to advance the Company $130,000. These amounts were repaid in full during the year ending June 30, 2008.

Total amounts owed to Wing Yu at June 30, 2008 and June 30, 2007 were $0 and $41,171, respectively.

Transfer of FCS

On or about May 9, 2008, the Company agreed to transfer all of the issued and outstanding shares of its wholly owned subsidiary, FCS, to Wing Yu in consideration of the full release of the secured debt held by Jade in the current amount of $1,165,000 (the “Debt”) which obligation the Company defaulted upon on March 23, 2008. The transfer was made on June 30, 2008, in accordance with the terms of the Stock Purchase Agreement dated as of May 9, 2008, between the Company, FCS, Jade, and Wing Yu.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

9.Related Party Transactions (continued)

C.	Sharpmanagement.com, LLC

The Company signed a series of one-year consulting contracts with Sharpmanagement.com, LLC (“SharpManagement”) to secure the services of Wilfred Shaw. Wilfred Shaw is the Company’s Chairman of the Board of Directors and interim Chief Executive Officer. Under the terms of the most recent one-year contract effective as of January 1, 2007, the Company was required to pay $10,000 per month for each month that Mr. Shaw provided services to the Company as the Company’s Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. During the year ended June 30, 2008, the Company paid SharpManagement $83,400 for unpaid fees due. As of June 30, 2008, SharpManagement was owed $27,327.

10.	Commitments and Contingencies

A.	Legal

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

For the years ended June 30, 2008 and 2007, total rent expense was $168,081 and $117,025, respectively. The Company currently has no future commitments to pay rent for office space. The office lease at 101 Lincoln Centre Drive, Suite 410, Foster City, California 94404, was entered into by FCS.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

11.  Earnings per Share

Basic earnings per common share for the years ended June 30, 2008 and 2007, are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the year ended June 30, 2008, are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

2008
Weighted-average common shares	10,982,610
Effect of dilutive securities:
Convertible Preferred shares	3,974,578
Warrants	700,002
Options to purchase common stock	685,802
Dilutive potential common shares	16,342,992

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

12.	Discontinued Operations – StreetIQ

As of June 30, 2008, the Company voluntarily discontinued operations of StreetIQ. The results of StreetIQ have been reported separately as discontinued operations in the Statements of Operations.

The net assets (liabilities) of the discontinued operations have been recorded at their estimated net realizable value under the caption “Liabilities of discontinued operations (StreetIQ)” in the accompanying Balance Sheets at June 30, 2008 and 2007, and consist of the following:

	2008	2007
Accounts receivable	-	2,799
Equipment (net of depreciation)	-	6,239
Total Assets	-	6,873

Accrued liabilities	-	(689)
Total liabilities	-	(689)

Net assets (liabilities) of discontinued operations	$-	$6,184

FINANCIALCONTENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

12.        Discontinued Operations – StreetIQ (continued)

The following is a breakdown of the operations of StreetIQ discontinued operations for the years ended June 30, 2008 and 2007:

	2008	2007
Revenues	$49,653	$85,894
General and administrative expense	(5,043)	(19,051)
Depreciation	(2,080)	(1,805)
Business development	-	(3,227)
Loss on disposition of assets	(1,995)	-
Net income	$40,535	$61,811

13.	Notes Payable

In connection with the asset transfer agreement with Jade Special Strategy, the Company issued a $50,000 note payable to Jade. The note is payable in full two years from its issue date (June 30, 2008), and bears interest at 6% per annum.

Following is a schedule of the Company’s future commitments under this note:

Year ending June 30,
2009	$-
2010	50,000
2011	-
2012	-
2013	-
Thereafter	-
Total	$50,000

14.	Subsequent Events

Wing Yu resigned as director and chief executive officer of the Company. Wilfred Shaw is serving as the Company’s interim chief executive officer until the Company acquires an operating entity.