Form 10-Q
period 2008-09-30
FINANCIALCONTENT INC
filed 2008-11-19
CIK 1100360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission file number 0-28377

FINANCIALCONTENT, INC.

______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware                 94-3319536

___________________________________ _______________________

(State or other jurisdiction of (I.R.S. employer

incorporation or organization)              identification number)

111 West Topa Topa Street, Ojai, California                         93023            ___________________________________________  __________

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number (805) 640-6468

_______________________________________________________

101 Lincoln Centre Drive, Suite 410, Foster City, California 94404

_________________________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by chec, mark whether the registant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “accererated filer” and smaller reporting company” in Rule 12-b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,482,610

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FinancialContent, Inc.

Consolidated Financial Statements

September 30, 2008

FinancialContent, Inc.

Consolidated Financial Statements

September 30, 2008

C O N T E N T S

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3 – F-4

Notes to Consolidated Financial Statements	F-5 – F-20

FinancialContent, Inc.

Consolidated Balance Sheets (continued)

As of September 30, 2008 and June 30, 2008

ASSETS	September 30, 2008	June 30, 2008
Current Assets:	(unaudited)	(audited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$233,307	$233,307
Management fees due to related party	27,327	27,327
Other accrued expenses	750	-
Warrant liability	13,332	46,668
Liabilities of discontinued operations	117,509	117,509
Dividend payable	63,389	63,389

Total Current Liabilities	455,614	488,200

Long-Term Liabilities
Notes Payable	50,000	50,000

Total Liabilities	505,614	538,200

Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized
Preferred stock Series A, $0.001 par value; 2,239,910
shares issued and outstanding	2,240	2,240
Preferred stock Series B, $0.001 par value; 600,000
shares issued and outstanding	600	600
Preferred stock Series C, $0.001 par value; 1,134,668
shares issued and outstanding, respectively	1,135	1,135
Preferred stock Series D, $0.001 par value; 4,000,000
shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value; 900,000,000 shares authorized;
10,482,610 and 10,982,610 issued and outstanding, respectively	10,482	10,482
Additional paid-in-capital	23,078,198	23,078,198
Accumulated deficit	(23,602,269)	(23,634,855)

Total Stockholders' Equity	(505,614)	(538,200)

Total Liabilities and Stockholders' Equity	$-	$-

See accompanying notes to financial statements.

FinancialContent, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended September 30, 2008 and 2007

	2008	2007
Revenues:	(unaudited)	(unaudited)
Net revenues	$-	$579,450
Barter revenues (non-cash)	-	30,647
Total Revenues	-	610,097

Costs of revenues (depreciation expense
is not included in cost of revenues)	-	(129,916)

Gross Profit	-	480,181

Operating Expenses:
General and administrative	-	726,273
Bad debt	-	11,553
Advertising expense - barter (non-cash)	-	30,647
Amortization and depreciation	-	55,601
Total Operating Expenses	-	824,074

Loss from Operations	-	(343,893)

Other Income (Expense):
Other income	-	84
Amortization of deferred financing costs	-	(28,202)
Gain on change in warrant liability	33,336	188,000
Gain on change in derivative liability	-	567,044
Amortization of note discount	-	(180,521)
Interest expense	(750)	(20,698)

Total Other Income(Expense)	32,586	525,707

Net Income before Taxes	32,586	181,814

Provision for income tax	-	(600)

Net Income From Continuing Operations	32,586	181,214

Net income from discontinued operations (StreetIQ)	-	19,478

Net Income	32,586	200,692

Net income/(loss) per share from continuing operations (basic and diluted)	$0.00	$0.02
Net income/(loss) per share from discontinued operations (basic and diluted)	0.00	-
Total income per share (basic)	$0.00	$0.02

Shares used in per share calculation (basic and diluted)	10,982,610	11,028,262

Included in general and administrative expenses is non-cash share-based compensation as follows:	$-	$1,050

See accompanying notes to financial statements.

FinancialContent, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2008 and 2007

	2008	2007
Operating Activities:
Net loss	$32,586	$200,692

Adjustments to reconcile net (loss) to
net cash provided by (used in) operating activities:
Depreciation	-	9,554
Amortization of intangible asset	-	45,956
Amortization of financing costs	-	28,202
Amortization of note discount	-	180,521
Allowance for bad debts	-	11,553
Expense recognized in connection with subscription receivable	-	50,350
Expense recognized for employee stock option plan	-	1,050
Common stock issued for consulting services	-	150,000
Convertible note payable issued for consulting services	-	40,000
Change in valuation of warrant liability	(33,336)	(188,000)
Change in valuation of derivative liability	-	(567,044)
Income from discontinued operations (StreetIQ)	-	(19,478)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - trade	-	70,645
(Increase) decrease in net assets of discontinued operations (StreetIQ)	-	24,940
(Increase) decrease in prepaid expenses	-	1,584
Increase (decrease) in income tax payable	-	(600)
Increase (decrease) in accounts payable	-	2,397
Increase (decrease) in accrued liabilities and expenses	-	(6,734)
Increase (decrease) in management fees due to related party	-	(12,600)
Increase (decrease) in payroll and taxes payable	-	15,529
Increase (decrease) in deferred revenue	-	18,546
Increase (decrease) in accrued interest	750	-

Net cash provided by (used in) operating activities	-	57,063

Investing activities:
Purchase of property and equipment	-	(23,451)

Net cash used in investing activities	-	(23,451)

(continued)

See accompanying notes to financial statements.

FinancialContent, Inc.

Consolidated Statements of Cash Flows (continued)

For the three Months Ended September 30, 2008 and 2007

	2008	2007
Financing activities:
Payments on convertible note	-	(37,500)
Proceeds from advances from officers	-	35,418
Payments on advances from officers	-	(30,424)

Net cash (used) provided by financing activities	-	(32,506)

Increase (Decrease) in cash and cash equivalents	-	1,106

Cash and cash equivalents, beginning of period	-	10,680

Cash and cash equivalents, end of period	$-	$11,786
		11,786
		-
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$20,686
Taxes	$-	$-

See accompanying notes to financial statements.

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1.	Summary of Significant Accounting Policies

A.	General Description of Business

FinancialContent, Inc., (“FinancialContent” or the “Company”), a Delaware corporation (http:// www.financialcontent.com), previously offered financial-related services through the World Wide Web through its wholly-owned subsidiary, FinancialContent Services, Inc. (“FCS”). Through FCS, the Company focused on providing financial content, such as stock quotes and Dow Jones Industrial average data, to various web sites.

The Company also developed and marketed a consumer website at www.StreetIQ.com operated under its wholly-owned subsidiary StreetIQ.com, Inc. (“StreetIQ”). Through StreetIQ, the Company offered a range of rich media content produced by both large media companies and independent podcasters, including the latest business news, stock talk, CEO interviews and earnings calls. StreetIQ.com also highlighted industry events and trade shows.

On May 9, 2008, the Company agreed to transfer all of the issued and outstanding shares of FCS to a related party in consideration of the full release of the of the secured debt held by Jade Special Strategy, LLC, in the amount of $1,165,000 (the “Debt”), and of FCS assuming the full amount of the Debt. An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by the Company in connection with the transfer of FCS. The proxy was mailed on July 3, 2008 and the transaction for the sale of FCS officially closed on July 24, 2008. For accounting purposes we have concluded that the transfer of FCS occurred on June 30, 2008. Concurrently with the transfer of the shares of FCS, the Company discontinued all of its operations under StreetIQ.com, Inc. FCS was the main operating subsidiary of FinancialContent and the only other business or operating subsidiary of the Company was StreetIQ. Accordingly, FCON is now a “shell” corporation actively searching for an operating entity to acquire.

The historical financial statements presented herein are those of the Company, as adjusted to give effect to the transfer of the operating assets and liabilities of FCS. The accumulated deficit was not transferred by the sale and is reflected in the financial statements presented herein. The operating disclosures in these notes are included to describe the operations of the Company during 2007. The Company had no such operations during the three months ended September 30, 2008.

B.	Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of FinancialContent, Inc., a publicly traded company quoted on the NASDAQ Over the Counter Bulletin Board (“OTCBB”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its former majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company’s fiscal year ends on June 30 each year.

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

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

E.	Revenue Recognition

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

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1.          Summary of Significant Accounting Policies (continued)

E.	Revenue Recognition (continued)

The Company also earned revenue from the development and management of websites for third parties. Fees were recorded based upon completion of services as contractually agreed.

The Company had revenues of $0 for the three months ended September 30, 2008 as a result of the transfer of FCS and the discontinuing operations under StreetIQ.

F.	Use of Estimates

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

G.	Earnings per Share

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

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1.          Summary of Significant Accounting Policies (continued)

G.	Earnings per Share (continued)

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants. However, the Company had no dilutive securities in the three months ended September 30, 2008 and 2007, due to the average market price of the stock share price during quarters ended September 30, 2008 and 2007 of $0.03 and $0.35, respectively, being less than the following options and warrants:

Convertible Note Warrant A:	$0.75 per share
Convertible Note Warrant B:	$0.75 per share

H.	Comprehensive Income (Loss)

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

I.	Fair Value of Financial Instruments

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximate fair value.

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1.          Summary of Significant Accounting Policies (continued)

J.	Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations. These reclassifications had no effect on previously reported results of operations or retained earnings.

K.	Stock-Based Compensation

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

L.	Recent Accounting Pronouncements

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

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1.          Summary of Significant Accounting Policies (continued)

L.	Recent Accounting Pronouncements (continued)

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

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1.          Summary of Significant Accounting Policies (continued)

L.	Recent Accounting Pronouncements (continued)

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

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1.          Summary of Significant Accounting Policies (continued)

L.	Recent Accounting Pronouncements (continued)

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

On or about May 9, 2008, the Company agreed to transfer all of the issued and outstanding shares of its wholly owned subsidiary, FCS, to a related party in consideration of the full release of the secured debt held by Jade Special Strategy, LLC (“Jade”), in the amount of $1,165,000 (the “Debt”) which obligation the Company defaulted upon on March 23, 2008. FCS was the main operating subsidiary of the Company and thereafter had no current business or other operating subsidiaries. Concurrently with the sale of FCS, the Company also discontinued operation under StreetIQ. Accordingly, the Company is now a “shell” corporation and is searching for a new company with operations to acquire.

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

2.          Sale of Wholly-Owned Operating Subsidiary, FinancialContent Services, Inc.  (cont'd)

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

Transactions during the three months ended September 30, 2008

None

Transactions during the three months ended September 30, 2007

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

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

3.          Equity Transactions (continued)

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

4.	Convertible Notes Payable

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

September 30, 2008

4.          Convertible Note Payable (continued)

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

The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

Warrant	Volatility	Discount Rate	Dividend Yield	Expected Life	Value	Exercise Price
Traunch 1, February 21, 2006
Warrant A	327.21%	4.88%	0	2.39	$2,333	$0.75
Warrant B	327.21%	4.88%	0	2.64	$2,333	$0.75

Traunch 2, April 11, 2006
Warrant A	327.42%	4.90%	0	2.53	$2,333	$0.75
Warrant B	327.42%	4.90%	0	2.53	$2,333	$0.75

Traunch 3, June 9, 2006
Warrant A	320.37%	5.07%	0	2.69	$2,000	$0.75
Warrant B	320.37%	5.07%	0	2.69	$2,000	$0.75

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

4.          Convertible Note Payable (continued)

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

September 30, 2008

5.          Stock-Based Compensation

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

•

In June 2004, the Board of Directors of the Company approved an Employee Stock Option Plan as well as grants to the Company’s employees. In general, granted options expire three months after the employee’s termination date. If employment termination is due to cause, the options shall expire immediately; and if employment termination is due to permanent and total disability, the options may be exercised up to one year following termination. The options granted in 2004 were not a part of a qualified stock option plan. All grants under this plan expired as of September 30, 2008 as all employees participating in the plan were employees of FCS and were effectively terminated from the Company as of the effective date of the transfer of FCS.

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

5.          Stock-Based Compensation (continued)

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

•

All grants under this plan expired as of September 30, 2008 as all employees participating in the plan were employees of FCS and were effectively terminated from the Company as of the effective date of the transfer of FCS.

The table below presents information related to stock option activity for the quarters ended September 30, 2008 and 2007:

Three months ended September 30,
	2008	2007
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	$-	$-
Gross income tax benefit from the exercise of stock options	$-	$-

6.	Related Party Transactions

A.	Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC (“SharpManagement”) to secure the services of Wilfred Shaw. Under the terms of this contract, as amended effective January 1, 2005, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company as the Company’s Chief Strategy Officer. Mr. Wilfred Shaw is a majority owner of SharpManagement.com. During the year ended June 30, 2008, the Company paid SharpManagement $83,400 for unpaid fees. As of June 30, 2008, SharpManagement was due $ 27,327. During the three months ended September 30, 2008, the Company paid SharpManagement $0 for unpaid fees due. As of September 30, 2007, SharpManagement was owed $ 27,327.

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

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

For the three months ended September 30, 2008 and 2007, total rent expense was $0 and $39,162, respectively.

The Company is currently not a party to any oral or written rental agreement.

8.	Notes Payable

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

FinancialContent, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

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

As of June 30, 2008, the Company voluntarily discontinued operations of StreetIQ. The Company ceased all operations of StreetIQ effective June 30, 2008. The results of StreetIQ have been reported separately as discontinued operations in the Statements of Operations.

The following is a breakdown of the operations of StreetIQ discontinued operations for the three months ended September 30, 2008 and 2007:

	2008	2007
Revenues	$-	$25,017
General and administrative expense	-	(5,019)
Depreciation	-	(520)
Net income	$-	$19,478

11.	Subsequent Events

In October 2008, Wilfred Shaw advanced $50,000 to the Company.

Item 2. Management’s Discussion and Analysis

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
•

Forbearance Regarding Foreclosure. In consideration of Jade forbearing on its rights to foreclose on our assets, we issued Jade a promissory note in the amount of $50,000 at an interest rate at 6% compounded annually that shall mature in two years from date of issuance. In addition, the warrants issued by us to Jade in connection with the Debt will remain in effect with a reduced exercise price reset to $0.75.

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

Current quarter activity

Operations during the prior year have not been continued into the current year. The only two items affecting the current year’s operations were (1) $750 interest expense (6% APR simple interest) accrued on an active note payable of $50,000; and (2) $33,336 of income related to the change in the estimated value of outstanding warrants. The Company calculated the value of the warrants using the following assumptions: Volatility of 320.73% to 327.21%; Discount rate of 4.88% to 5.07%; No dividend yield; expected life of 2.39 to 2.69 years; and an exercise price of $0.75.

Liquidity and Capital Resources

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

Plan of Operations

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"), were unable to conclude that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual report for the year ended June 30, 2009.

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

Item 4A(T). Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2008.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008. Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties. Additionally, our controls over the preparation and close of our financial statements were not effective.

As a result of this material weakness we have implemented remediation procedures whereby we will continue to retain the services of an accountant that should be a sufficient resource to enable us to have adequate level of supervision with our internal control system as we became a shell company as of June 30, 2008. We will continue to monitor and assess the costs and benefits of additional staffing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

A dividend in the total aggregate amount of $63,389 is delinquent as of September 30, 2008. The dividend is payable on our issued and outstanding Series A preferred stock.

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

Item 5. Other Information.

Wing Yu resigned as our Chief Executive Officer effective September 27, 2008. Wilfred Shaw is serving as our temporary Chief Executive Officer and Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

(31) 31.1 Certification by Wilfred Shaw, Chief Executive Officer, as required under Section 302 of Sarbanes-Oxley Act of 2002, attached hereto.

31.2 Certification by Wilfred Shaw, Chief Financial Officer, as required under Section 302 of the Sarbanes-Oxley Act of 2002, attached hereto.

(32)	32 Certification as required under Section 906 of Sarbanes-Oxley Act of 2002, attached hereto.

(b) Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINANCIALCONTENT, INC.
Registrant

Date: November 18, 2008	/S/ Wilfred Shaw
Wilfred Shaw
Chief Executive Officer and Chief Financial Officer