Form 10-Q
period 2008-12-31
FINANCIALCONTENT INC
filed 2009-02-23
CIK 1100360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark  One)

☒ QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

or

☐ TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934.

For the transition period from _____ to _____

Commission file number 0-28377

FINANCIALCONTENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3319536
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

111 West Topa Topa Street, Ojai, California	94080
(Address of Principal Executive Offices)	(Zip Code)

Issuer's telephone number (805) 640-6468

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter  period that the  registrant was required to file such reports),  and (2) has  been  subject  to such  filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check, mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and smaller reporting company” in Rule 12-b of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,482,610

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FinancialContent, Inc.

Consolidated Financial Statements
December 31, 2008

FinancialContent, Inc.
Consolidated Financial Statements
December 31, 2008

C O N T E N T S

Consolidated Balance Sheets	1

Consolidated Statements of Operations and Comprehensive Loss	2

Consolidated Statements of Cash Flows	3 – 4

Notes to Consolidated Financial Statements	5 – 21

FinancialContent, Inc.
Consolidated Balance Sheets (continued)
As of December 31, 2008 and June 30, 2008

ASSETS	December 31, 2008	June 30, 2008
Current Assets:	(unaudited)	(audited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$204,909	$233,307
Management fees due to related party	27,327	27,327
Accrued interest	1,500	-
Warrant liability	6,668	46,668
Liabilities of discontinued operations	117,509	117,509
Advances from shareholder	39,848	-
Dividend payable	63,389	63,389

Total Current Liabilities	461,150	488,200

Long-Term Liabilities
Notes Payable	50,000	50,000

Total Liabilities	511,150	538,200

Stockholders' Equity:
Preferred stock, $0.001 par value; 200,000,000 shares authorized
Preferred stock Series A, $0.001 par value; 2,239,910shares issued and outstanding	2,240	2,240
Preferred stock Series B, $0.001 par value; 600,000 shares issued and outstanding	600	600
Preferred stock Series C, $0.001 par value; 1,134,668 shares issued and outstanding, respectively	1,135	1,135
Preferred stock Series D, $0.001 par value; 4,000,000 shares issued and outstanding	4,000	4,000
Common stock, $0.001 par value; 900,000,000 shares authorized; 10,482,610 and 10,982,610 issued and outstanding, respectively	10,482	10,482
Additional paid-in-capital	23,078,198	23,078,198
Accumulated deficit	(23,607,805)	(23,634,855)
Total Stockholders' Equity	(511,150)	(538,200)
Total Liabilities and Stockholders' Equity	$-	$-

See accompanying notes to financial statements.

FinancialContent, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended December 31, 2008 and 2007

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:	$-	$-	$-	$-
Operating Expenses:
General and administrative	11,450	(126,507)	11,450	124,916
Total Operating Expenses	11,450	(126,507)	11,450	124,916

Loss from Operations	(11,450)	126,507	(11,450)	(124,916)

Other Income (Expense):
Amortization of deferred financing costs	-	(28,200)	-	(56,402)
Gain/(loss) on change in warrant liability	6,664	168,491	40,000	356,491
Gain/(loss) on change in derivative liability	-	53,332	-	620,376
Gain/(loss) on investment	-	(6,612)	-	(6,612)
Gain/(loss) on extinguishment of debt	-	(225,000)	-	(225,000)
Amortization of note discount	-	(180,521)	-	(361,042)
Interest expense	(750)	(20,475)	(1,500)	(40,950)

Total Other Income(Expense)	5,914	(238,985)	38,500	286,861

Net Income before Taxes	(5,536)	(112,478)	27,050	161,945

Provision for income tax	-	(600)	-	(1,200)

Net Income/(Loss) From Continuing Operations	(5,536)	(113,078)	27,050	160,745

Net loss from discontinued operations (FinancialContent Services)	-	(152,458)	-	(244,976)
Net income from discontinued operations (StreetIQ)	-	24,116	-	43,594

Income/(Loss) From Discontinued Operations	-	(128,342)	-	(201,382)

Net Income	(5,536)	(241,420)	27,050	(40,637)

Net income/(loss) per share from continuing operations (basic and diluted)	$0.00	$(0.01)	$0.00	$0.01
Net income/(loss) per share from discontinued operations (basic and diluted)	0.00	(0.01)	0.00	(0.01)
Total income per share (basic)	$0.00	$(0.02)	$0.00	$0.00

Shares used in per share calculation (basic and diluted)	10,982,610	10,982,610	10,982,610	10,982,610

See accompanying notes to financial statements.

FinancialContent, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2008 and 2007

	2008	2007
Operating Activities:	(unaudited)	(unaudited)
Net loss	$27,050	$(40,637)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	-	92
Amortization of financing costs	-	56,402
Amortization of note discount	-	361,042
Expense recognized in connection with subscription receivable	-	100,700
Expense recognized for employee stock option plan	-	1,400
Extinguishment of debt	-	225,000
Change in valuation of warrant liability	(40,000)	(354,836)
Change in valuation of derivative liability	-	(620,376)

Changes in operating assets and liabilities:
(Increase) decrease in other receivable	-	(37,500)
(Increase) decrease in net assets of discontinued operations (FCON Services)	-	273,682
(Increase) decrease in net assets of discontinued operations (StreetIQ)	-	(40,405)
Increase (decrease) in income tax payable	-	(600)
Increase (decrease) in accounts payable	(28,398)	(15,609)
Increase (decrease) in accrued interest	1,500	-

Net cash provided by (used in) operating activities	(39,848)	(91,645)

Investing activities:
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

(continued)

See accompanying notes to financial statements.

FinancialContent, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended December 31, 2008 and 2007

	2008	2007
Financing activities:	(unaudited)	(unaudited)
Proceeds from advances from officers	39,848	139,863
Payments on advances from officers	-	(49,873)

Net cash (used) provided by financing activities	39,848	89,990

Increase (Decrease) in cash and cash equivalents	-	(1,655)

Cash and cash equivalents, beginning of period	-	1,655

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$40,950
Taxes	$-	$-

See accompanying notes to financial statements.

FinancialContent, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

1.	Summary of Significant Accounting Policies

A.	General Description of Business

FinancialContent, Inc., (“FinancialContent” or the “Company”), a Delaware corporation, previously offered financial-related services through the World Wide Web through its wholly-owned subsidiary, FinancialContent Services, Inc. (“FCS”).  Through FCS, the Company focused on providing financial content, such as stock quotes and Dow Jones Industrial average data, to various web sites.

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

On May 9, 2008, the Company agreed to transfer all of the issued and outstanding shares of FCS to a related party in consideration of the full release of the of the secured debt held by Jade Special Strategy, LLC, in the amount of $1,165,000 (the “Debt”), and of FCS assuming the full amount of the Debt.  An Information Statement was furnished in accordance with the requirements of Regulation 14C promulgated under the Securities Exchange Act of 1934, as amended, by the Company in connection with the transfer of FCS.  The proxy was mailed on July 3, 2008, and the transaction for the sale of FCS officially closed on July 24, 2008.  For accounting purposes, we have concluded that the transfer of FCS occurred on June 30, 2008.  Concurrently with the transfer of the shares of FCS, the Company discontinued all of its operations under StreetIQ.com, Inc.  FCS was the main operating subsidiary of FinancialContent and the only other business or operating subsidiary of the Company was StreetIQ.  Accordingly, FCON is now a “shell” corporation actively searching for an operating entity to acquire.

The historical financial statements presented herein are those of the Company, as adjusted to give effect to the transfer of the operating assets and liabilities of FCS.  The accumulated deficit was not transferred by the sale and is reflected in the financial statements presented herein.  The operating disclosures in these notes are included to describe the operations of the Company during 2007.  The Company had no such operations during the six months ended December 31, 2008.

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
December 31, 2008

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
December 31, 2008

1.	Summary of Significant Accounting Policies (continued)

E.	Revenue Recognition (continued)

The Company also earned revenue from the development and management of websites for third parties.  Fees were recorded based upon completion of services as contractually agreed.

The Company had revenues of $0 for the six months ended Decmber 31, 2008 as a result of the transfer of FCS and the discontinuing operations under StreetIQ.

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
December 31, 2008

1.	Summary of Significant Accounting Policies (continued)

G.	Earnings per Share (continued)

The difference between Basic and Diluted EPS would be due to the effect of dilutive stock options and warrants.  However, the Company had no dilutive securities in the three and six months ended December 31, 2008 and 2007, due to the average market price of the stock share price during the three- and six-months period ended December 31, 2008 and 2007 of $0.01 and $0.28, and $0.02 and $0.31 respectively, being less than the following options and warrants:

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
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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
December 31, 2008

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

FinancialContent, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

2.	Sale of Wholly-Owned Operating Subsidiary, FinancialContent Services, Inc.

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

Transactions during the six months ended December 31, 2008

None

Transactions during the six months ended December 31, 2007

In August 2007, the Company contractually agreed to issue 100,000 shares of its common stock registered under Form S-8 in exchange for consulting services valued at $40,000, which agreement was subsequently cancelled on December 31, 2007.  The stock was never issued.

B.	Warrants

As of December 31, 2008, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per share.

As of December 31, 2008, the Company has an outstanding warrant that expires on February 13, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per share.

As of December 31, 2008, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per share.

FinancialContent, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

3.	Equity Transactions (continued)

B.	Warrants (continued)

As of December 31, 2008, the Company has an outstanding warrant that expires on March 31, 2011, that is convertible into 116,667 shares of common stock at an exercise price of $0.75 per shares.

As of December 31, 2008, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $0.75 per shares.

As of December 31, 2008, the Company has an outstanding warrant that expires on June 9, 2011, that is convertible into 100,000 shares of common stock at an exercise price of $0.75 per shares.

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
December 31, 2008

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

The Company calculated the value of the Warrants related to the proceeds received from the three traunches under the Black-Scholes option-pricing method using the following assumptions:

Warrant	Volatility	Discount Rate	Dividend Yield	Expected Life	Value	Exercise Price
Traunch 1, February 21, 2006
Warrant A	340.51%	4.88%	0	2.14	$1,167	$0.75
Warrant B	340.51%	4.88%	0	2.14	$1,167	$0.75

Traunch 2, April 11, 2006
Warrant A	340.68%	4.90%	0	2.27	$1,167	$0.75
Warrant B	340.68%	4.90%	0	2.27	$1,167	$0.75

Traunch 3, June 9, 2006
Warrant A	333.72%	5.07%	0	2.44	$1,000	$0.75
Warrant B	333.72%	5.07%	0	2.44	$1,000	$0.75

FinancialContent, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

4.	Convertible Note Payable (continued)

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
December 31, 2008

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
December 31, 2008

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

The table below presents information related to stock option activity for the six-month ended December 31, 2008 and 2007:

Six months ended December 31,
	2008	2007
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	$-	$-
Gross income tax benefit from the exercise of stock options	$-	$-

6.	Related Party Transactions

A.	Sharpmanagement.com, LLC

The Company has signed a consulting contract with Sharpmanagement.com, LLC (“SharpManagement”) to secure the services of Wilfred Shaw.  Under the terms of this contract, as amended effective January 1, 2005, the Company is required to pay $10,000 per month for each month that Mr. Shaw provides services to the Company as the Company’s Chief Strategy Officer.  Mr. Wilfred Shaw is a majority owner of SharpManagement.com.  During the year ended June 30, 2008, the Company paid SharpManagement $83,400 for unpaid fees.  As of June 30, 2008, SharpManagement was due $ 27,327.  During the six months ended December 31, 2008, the Company paid SharpManagement $0 for unpaid fees due.  As of December 31, 2008, SharpManagement was owed $ 27,327.

During the six months ended December 31, 2008, SharpManagement advanced $39,848 to the Company to pay expenses related to its annual audit and quarterly filings.

FinancialContent, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

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

The Company has been sued by DLA Piper LLP for alleged unpaid legal services provided to the Company.  The suit was filed on December 19, 2008 in the Superior Court of California, County of San Mateo.  The amount of the claim is for $102,393.50 plus late fees at 1.5% per month.  The Company has filed an answer to the complaint.  The Company has recorded $104,284 in its accounts payable regarding this matter.

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

For the six months ended December 31, 2008 and 2007, total rent expense was $0 and $80,321, respectively.

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
December 31, 2008

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

The following is a breakdown of the operations of StreetIQ discontinued operations for the three and six months ended December 31, 2008 and 2007:

	3 months ended December 31,		6 months ended December 31,
	2008	2007	2008	2007
Revenues	$-	$24,636	$-	$49,653
General & administrative	-	-	-	(5,019)
Depreciation	-	(520)	-	(1,040)
	$-	$24,116	$-	$43,594

FinancialContent, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

10.	Discontinued Operations – FinancialContent Services, Inc.

As of June 30, 2008, the Company voluntarily discontinued operations of FinancialContent Services, Inc.  The Company ceased all operations of FCS effective June 30, 2008.  The results of FCS have been reported separately as discontinued operations in the Statements of Operations.

The following is a breakdown of the operations of FCS discontinued operations for the three and six months ended December 31, 2008 and 2007:

	3 months ended December 31,		6 months ended December 31,
	2008	2007	2008	2007
Revenues	$-	$649,252	$-	$1,228,702
Barter revenues	-	30,647	-	61,294
Costs of revenues	-	(158,011)	-	(287,927)
General & admin expenses	-	(521,297)	-	(996,147)
Barter expense	-	(30,647)	-	(61,294)
Bad debt	-	(64,169)	-	(75,722)
Depreciation	-	(57,764)	-	(113,274)
Business development	-	(395)	-	(395)
Interest income	-	158	-	242
Interest expense	-	(232)	-	(455)
	$-	$(152,458)	$-	$(244,976)

11.	Subsequent Events

The following transaction occurred between the Company and certain related parties:

None

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

Current quarter activity

Operations during the prior year have not been continued into the current year.  The only items affecting the current year’s operations were (1) $1,500 interest expense (6% APR simple interest) accrued on an active note payable of $50,000; (2) $40,000 of income related to the change in the estimated value of outstanding warrants; and $11,450 of fees to accountants and consultants related to the filing of Forms 10-Q for September 30 and December 31, 2008.  The Company calculated the value of the warrants using the following assumptions:  Volatility of 333.72% to 340.68%; Discount rate of 4.88% to 5.07%; No dividend yield; expected life of 2.14 to 2.44 years; and an exercise price of $0.75.

Liquidity and Capital Resources

Over the next twelve months, unless we acquire a business generating revenues from operations, we will require external financing to pay for our ongoing business expenses. To ensure the viability of our company we will continue to rely upon external financing as we have in the past. If additional funds are raised through the issuance of equity securities or through convertible notes, dilution to existing shareholders will result.  For the first six months ending December 31, 2008 we have relied on financing from Wilfred Shaw, our CEO and director.

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

Item 4A(T).  Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.  Our principal Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in processing of transactions. Therefore, it is difficult to effectively segregate accounting duties.  Additionally, our controls over the preparation and close of our financial statements were not effective.

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

PART II – OTHER INFORMATION

Item  1. Legal Proceedings.

We periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations, including claims of  alleged  infringement  of  trademarks,  copyrights  and  other  intellectual property rights.  Except as described below, we are not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material  adverse  effect on our  financial  position  or  results of operations.

We have been sued by DLA Piper LLP for alleged unpaid legal services provided to us.  The suit was filed on December 19, 2008 in the Superior Court of California, County of San Mateo.  The amount of the claim is for $102,393.50 plus late fees at 1.5% per month.  We have filed an answer to the complaint.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item  3.  Defaults Upon Senior Securities.

A dividend in the total aggregate amount of $63,389 is delinquent as of December 31, 2008.  The dividend is payable on our issued and outstanding Series A preferred stock.

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

FINANCIALCONTENT, INC.
Registrant

Date: February 22, 2009	/S/ Wilfred Shaw
Wilfred Shaw
Chief Executive Officer and Chief Financial Officer